Form 10-K
period 2008-05-31
Portlogic Systems Inc.
filed 2008-08-29
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-151434

PORTLOGIC SYSTEMS INC.

(Exact name of registrant as specified in its charter)

NEVADA

20-2000407

  (State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

100 King St. W., Suite 5700 Toronto, Ontario, Canada

M5X 1K7

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code (702) 357-8674

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No X

As of August 29, 2008, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORT0LOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2008

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

10

Item 2.

Properties.

15

Item 3.

Legal Proceedings.

  15

Item 4.

Submission of Matters to a Vote of Security Holders.

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

16

Item 6.

Selected Financial Data.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Item 8.

Financial Statements and Supplementary Data.

22

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

38

Item 9A(T).  Controls and Procedures.

38

Item 9B.

Other Information.

39

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

39

Item 11.

Executive Compensation.

41

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

43

Item 13.

Certain Relationships and Related Transactions, and Director Independence

44

Item 14.

Principal Accountant Fees and Services.

44

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

46

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K, except as required by law.

PART I

ITEM 1.

Business

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. The address of our principal executive office is 100 King St. West, Suite 5700, Toronto, Ontario, M5X 1K7, Canada. Our telephone number is (702) 357-8674. Our website address is www.portlogicsystems.com. Information contained on our website does not constitute part of this prospectus.

We are currently in the development stage of operations. Our business comprises licensing portal software products and providing custom software programming services to customers who license our products. We have developed a software product that we license to our customers to enable them to operate their own social networking portal without having any technical programming or website design skills. We are currently developing three additional portal software products which are each being designed to allow customers in other industries to operate portals. The intended customer markets for each of these products under development are professional service providers, entrepreneurs who wish to operate a skill gaming website and online content publishers.

For additional fees, we also offer to our customers optional plug-ins and website customization services to add additional functions to the basic portal product and enhance the appeal of our customers’ portals.

We have not been profitable since our inception. The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2008 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

PRINCIPAL PRODUCTS AND SERVICES

We license portal software products and provide custom software programming services to customers who license our products. Our portal software products are designed to enable customers to administer a ‘portal’ that can be accessed online by other users. A portal is a set of website pages that serve as a starting point for accessing online services pertaining to a specific topic. Each type of portal that we license to our customers has a standard pre-programmed functional framework along with content and appearance customized according to the customer’s particular requirements. Our licensing agreements with customers provide that we retain exclusive ownership rights over the portal software and any related products or features that we license to our customers. Our customers retain ownership rights over any content that they provide to customize their portal.

We host the portal software licensed to our customers on our own servers. Our portal software products include an online administration interface which our customers can use to manage the functionality, appearance, and content of their portal, such as what users are able to see and do when they visit the portal. As a result, customers that license our software can operate their online portal using only a personal computer and internet connection. They do not need to have any programming knowledge, additional software, hosting capabilities, or additional hardware.

We also offer, in exchange for additional licensing fees, ‘plug-in’ products that can provide additional functions to the basic portal software licensed by our customers. A plug-in is a discrete piece of software that provides a specific feature that our customers can add to their portal that we believe will enhance the experience of users accessing the portal. We either own the plug-ins or license them from third parties. Examples include video chat, instant messaging chat, modules that display automatically updating financial data or news, photo galleries, a payment facility to charge users for access and enable our customers to accept credit card payment.

Currently, we offer one fully developed portal software product. This product is an online social networking system marketed to entrepreneurs who wish to operate their own online social networking or dating business. We market this product through one of our websites, at www.internetdatingsoftware.com.

We anticipate that we will earn revenues from our social networking software system in five primary ways:

1.

We charge a lump sum initial setup fee for each portal that we provide to a customer.

2.

Monthly or annual basic licensing fees, along with variable bandwidth and other fees that we charge to allow end users to access a customer’s portal stored on our server, are payable on an ongoing basis when our customers are licensing one of our portal products.

3.

We charge ongoing licensing fees for any plug-ins that we provide to our customers.

4.

We provide customized programming, graphic design, or other services to assist customers with customizing the appearance or functions of their portal. Fees for customized services are based on a quotation agreed to between us and the customer that sets out the scope of services to be performed.

5.

We offer master licensing agreements with resellers that wish to license our products to their own customers in return for the reseller paying us a fixed fee or proportion of revenues received from their customers.

OUR BUSINESS STRATEGY

Our business strategy is to offer a product that allows small and midsize businesses to compete in various online markets at comparatively low cost. Packages are customizable and are managed though a backend management administration area. We provide all technical support, including payment and tracking systems, servers, and client support.

Not all entrepreneurs who start up an online business will succeed, but we believe the ones who do can be expected to become long-term stable income centers for our company. As they develop, they will usually require more customization and may require more plug-ins on their site, all of which we can charge for.

MARKETS FOR OUR PRINCIPAL PRODUCTS AND SERVICES

We believe our market consists of two groups: portal owners (active domains seeking to maximize the amount of traffic that they attract by adding functions that we can provide), and private entrepreneurs (entrepreneurs interested in developing online businesses from scratch themselves).

CUSTOMERS

Our target customer base currently consists of entrepreneurs interested in creating a portal to complement an existing business or to operate an online social networking business. Because our product offering is delivered online, we are able to serve customers worldwide. However, in order to minimize the costs of translation and compliance with local laws, we are currently focusing on marketing our product to customers located in the United States of America and Canada, which are the jurisdictions our management is most familiar with.

Since inception until May 31, 2008, we have had non-renewable service contracts with two customers for ancillary services. Two of these customers, Metapoint Technologies Corp. and JOYN Internet Communities, Inc., hired us to provide website layout and web portal design.   We also provided software licensing for JOYN.  As of May 31, 2008, we have received $23,000 in revenues from these two customers.

Despite our main web-based community portal products still being under development, starting in September 2007, we began recognizing short-term revenue for providing dating software websites for 11 small customers. As of May 31, 2008, we have received $41,154 in revenues from these customers in addition to the revenues described above.

Our revenues are evenly supported by our customer base; none of our clients represent major customers as a percentage or dollar amount of total revenues.

COMPETITION

The portal software products industry is occupied by a wide variety of businesses and there are numerous substitutes for the products and services that we offer. We compete with companies that offer do-it-yourself website design software products, website programmers, software developers, online social networking community service providers, and portal software products dedicated to a specific industry.

Our direct competitors consist of companies that sell or license portal software products with customizable modular components. These companies include, but are not limited to,

•

Telligent, which sells the Community Server software package;

•

Sparta Social Networks;

•

Boonex;

•

Communispace;

•

Leverage Software;

•

DZOIC, that sells the Handshakes software package; and

•

Ecreations Software Inc., that sells the BuildACommunity Community Software Suite.

Consistent with our marketing and product development approach, some of our competitors provide one or more software products that are designed to enable their customers to operate a specific type of portal. These niche-oriented competitors include Web Support, which markets online dating portal software products, and AEwebworks, which markets the online dating software package.

The direct competitors that we are aware of are privately held and we do not have access to certain information that would enable us to compare our business with them. Accordingly, it is difficult to determine some aspects of our competitive position. Based on information that is publicly available, we believe that the methods of competition that we use are similar to the methods that most of our direct competitors are using. Like most of our direct competitors, we market ourselves by maintaining a website that describes the features of our product, providing a mechanism to enable customers to order our products and services online, and we bid for key words with search engines to help our company and our products appear prominently in the results of searches made by potential customers. The method that we use to earn revenues also appears to be similar to the method used by most of our direct competitors. This method involves charging low fees for initial setup and ongoing licensing of our basic product and then marketing additional services and products to customers who license a basic product from us. Our fees to provide these additional services and products, including customized programming services and plug-ins, are intended to provide us with a high profit margin.

We offer master licensing agreements with resellers who wish to license our products to their own customers. We are not aware of any competitors marketing their products using master licensing agreements, although this information may not be publicly disclosed. We believe that the master licensing method of marketing our products provides us with a competitive advantage compared to our other direct competitors because under these arrangements our resellers incur the costs of marketing to potential customers and providing customer service on our behalf. The cost of providing the products that are being licensed are primarily fixed and have already been incurred, and resellers may be able to access new niche markets if they have a reputation or specific subject matter expertise that we lack and are viewed favorably by a specific class of potential customers.

We also compete indirectly with businesses that provide products or services customers can use to create a portal but do not offer a licensed software product that is designed specifically for the purpose of creating and operating a portal. The products and services provided by businesses that we compete indirectly with include:

•

web services that provide users with an automated process to build a website using uploaded content without requiring programming knowledge, such as Geocities, operated by Yahoo!, Google’s PageCreator, and services provided by numerous other smaller companies;

•

general online social networking community services that allow users to set up their own interest groups, such as Facebook and MySpace operated by Google;

•

website design software products such as Microsoft’s Frontpage software package and Adobe’s Dreamweaver software package; and

•

software programmers and website consultants.

Portal software products and services may represent only one component of a larger set of the products and services of our smaller competitors. Smaller competitors, such as independent software programmers, often attract customers by directly approaching a personal acquaintance or a potential customer who has an existing relationship with the company or its management, rather than by advertising their services. As such, we face extensive competition that is difficult to identify or quantify. We believe that we have hundreds or thousands of competitors.

Our portal software products currently have fewer features than the products offered by many of our competitors. Because of our relatively limited revenues and cash, compared to our competitors we have less capacity to perform services for our customers or develop new features for our products. We are unable to incur significant upfront cash expenses to market our products and services. Unlike some of our more established competitors, we do not compete for customers by using high value marketing campaigns or building personal relationships with large business customers. We do, however, compete against larger companies because they advertise and provide their products and services to smaller businesses whom we are capable of providing products and services to and therefore represent potential customers.

We believe that the principal competitive factors in our industry are:

•

value of the products and services provided compared to their price;

•

quality of the products and services;

•

capability to generate revenues by producing add-on products and services to existing customers;

•

reputation for services provided to past customers;

•

brand recognition and size of the firm;

•

ability to provide complete, integrated solutions;

•

speed of development and implementation of solutions;

•

effectiveness of sales and marketing efforts; and

•

financial stability.

We believe that we can currently compete favorably with respect to the first three of these factors. However, given our developmental stage of business, small size, and limited scope of operations, we believe that we are currently at a competitive disadvantage relative to more established competitors with respect to the other factors listed above. Established competitors who have greater access to capital and positive cash flow from revenues may be in a better position to capture a share of the available market.

We hope to offset the competitive advantages of our established competitors by providing, at relatively low cost, high quality customer service, innovative ideas, and products that have some customization that makes them more appealing to each specific segment of customers. In addition, our lack of affiliation with a larger company such as Google or Yahoo! means that we are not limited in our choice of technology. We are free to select the software or other technology that suits our own or our customers’ needs. As a result, we may be able to offer products and services that are more innovative or appealing to our customers at a lower cost than our competitors. However, we may not be able to compete successfully against our current or future competitors and competition may have a material adverse effect on our business, results of operations, or financial condition.

INTELLECTUAL PROPERTY

As of May 31, 2008, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

Our business plan contemplates that we will market our products and services in part by entering into master licensing agreements with resellers who wish to license our products to their own customers in return for the reseller paying us a fixed fee or proportion of revenues received from their customers. As of May 31, 2008 we have entered into only one master licensing arrangement. On April 1, 2007, we entered into a Master Software Licensing Agreement with JOYN Internet Communities, Inc. under which JOYN was granted the right to license our online dating system software on thirty websites operated by JOYN’s customers in exchange for a fixed payment of $7,500 for each six-month period commencing May 1, 2007. This agreement terminated on October 31, 2007 and has not been renewed.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON OUR BUSINESS

There are numerous laws and regulations that apply to commerce on the Internet or are of more general application but have an effect on our operations. These include laws and regulations with respect to user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, language use, and the convergence of traditional telecommunications services with Internet communications. Due to the increasing popularity of use of the Internet by consumers and businesses, it is possible that additional laws and regulations with respect to the Internet may be adopted at federal, state, provincial, and local levels. There may be additional laws and regulations that will apply to the transaction of business by us that we will need to explore as we enter international markets. We are subject to laws in every jurisdiction in which we conduct business. Currently, we are incorporated in the United States and maintain an office in the Province of Ontario, Canada. Current and future laws and regulations within and outside of the United States may have a material adverse effect on us and our business.

NEW PRODUCT DEVELOPMENT

Using the programming source code of the portal software for our online social networking system, we are developing three additional portal software products, each of which we intend to market to a specific customer market. We expect that many of the basic functions of these additional products will be similar to our online dating portal software product. However, we expect that these additional products will have certain differences that are specific to the needs and interests of the particular customer segment that we plan to market each product to. We anticipate that these differences will include the appearance and functions of the administrative interface, the features that are available to users accessing the customer’s portal, and the types of plug-ins that are available. We expect that the methods that we will use to earn revenues from each of these products will be similar to the methods that we use to earn revenues from our online dating system product.

EMPLOYEES AND CONTRACTORS

As of August 29, 2008 we had two employees, consisting solely of our two directors, Jueane Thiessen and Edvard Halupa. Ms. Thiessen who is also our President, Secretary, and Treasurer spends approximately 30 hours per week on services provided to us.  Mr. Halupa who is also our Chief Technology Officer spends approximately 10 hours per week on services provided to us.

We also retain contractors to provide services related to software programming, website hosting, sales, business plan writing, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, and sales personnel. As of June 4, 2008, our principal contractor has been Euroweb Technologie s.r.o. whom we have agreements with to provide website hosting and system administration services, as well as software programming services.  We also use a commissioned salesperson, Jacques Poulin, to help us with sales. As well as these regular contractors, from time to time we have retained contractors for one-off purposes, such as to compose website text according to the needs of our clients.

We plan to continue using our existing network of contractors to assist us with the ongoing development of our business and to retain the services of additional contractors as needed. We believe that our use of contractors to conduct our day-to-day operations and product and service development enables us to react to customer demands without the need to incur large fixed overhead costs. We therefore believe that the use of contractors will help us to maintain low day-to-day costs of business during our development stage, and we expect to be able to quickly expand our operations as the number and size of our customers increase. We believe that our network of contractors is sufficient to support our current levels of business activity, as well as increased levels of activity.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2008 and May 31, 2007, and for the period from inception, June 22, 2004, to May 31, 2007, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2008 reflect a cumulative net loss of $245,812. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor's report for the year ended May 31, 2008 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception and to date, we derived ancillary revenue during the fiscal year ended May 31, 2008 by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Technology Officer, Edvard Halupa personally oversees our programming and technology needs, and liaises with external contractors who provide additional programming and consulting services.  Our President, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions. Both Mr. Halupa and Ms. Thiessen are involved in carrying out our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our main area of business: web-based community portals, also known as Web 2.0 software. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2009. We will need to raise additional funds to fully fund our operations for the twelve month period beginning June 1, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our President, Secretary, and Treasurer, Jueane Thiessen, and our Chief Technology Officer, Edvard Halupa, also serve as directors. These interrelationships may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Jueane Thiessen, is our President, Secretary, and Treasurer. Edvard Halupa, also our director, is our Chief Technology Officer. Our Board of Directors, which appoints our officers, currently consists of two persons, Mr. Halupa and Ms. Thiessen. Together, Mr. Halupa and Ms. Thiessen control all of the voting power of the Board of Directors. Because Mr. Halupa and Ms. Thiessen are both directors and officers, there exists a potential conflict of interest regarding the decision to remove our officers or appoint new officers.

We may be subject to foreign currency fluctuation and such fluctuation may adversely affect our financial position and results.

We are currently located in Canada and pay most of our expenses in United States dollars. However, our target market is global. We may enter into contracts that require customers to pay us in currencies other than United States dollars. Therefore, our potential operations make us subject to foreign currency fluctuation. We do not make investments that offset the risk of adverse foreign currency fluctuations and we may suffer increased expenses and overall losses as a result.

We do not own patents on our products and, if other companies copy our products, our revenues may decline which may result in a decrease in our stock price.

We do not own patents on our products we have developed and we do not currently intend to file for patent protection on those products. Therefore, another company could recreate our products and could compete against us, which would adversely affect our revenues.

We do not carry any insurance and we may be subject to significant lawsuits which could substantially increase our expenses.

We do not carry any insurance. There are a number of occurrences that could adversely affect our financial condition. These include damage to our assets, financial records, or other property by fire or water, as well as any successful lawsuits against us involving recovery of damages arising out of our contractual, legal, or other duties. Should such an uninsured loss occur, our costs may substantially increase which would lower our overall profitability, if any.

Amendments to telecommunications regulations could have a material adverse effect on our business by increasing the cost of our operations or the costs that customers must incur to use our products and services.

We use telecommunications services to deliver our online software licensing and programming services to customers. In addition, our customers typically require telecommunications systems to use our products and services. The telecommunications industry is subject to regulatory control. Any amendments to current regulations in any jurisdiction where we operate or where our customers conduct business could have a material adverse effect on our business, results of operations, and prospects. If amendments to regulations increase the cost of using telecommunications services, our operating expenses may increase. Additionally, if regulatory amendments increase the cost that our customers must incur to use our services, we may experience difficulty attracting new customers or retaining existing customers.

Equipment loss or malfunctions and telecommunication service interruptions or delays may adversely affect our ability to provide our products and services.

Our business is highly dependent on our computer and telecommunications equipment and software systems for the operation and quality of our services. The temporary or permanent loss of all or a portion of these systems, including as a result of physical damage or operating malfunction, or significant replacement delays, could have a materially adverse effect on our business, financial condition, and results of operations. Any interruptions, delays or capacity problems experienced on the Internet or with telephone services could adversely affect our ability to provide our products and services.

Substantially all of our revenue has been derived from short-term contract engagements with ancillary revenue customers. If these customers do not enter into additional contracts with us, you may lose your entire investment because we may be unable to obtain new revenues that generate sufficient cash to meet our obligations.

Since our inception and to date, we have derived ancillary revenue by providing website layout and web portal design services, as well as software licensing for two customers. These contracts have since been completed.  Our contracts with these clients were short-term in nature and there is no guarantee that we will enter into new contracts and receive additional revenues from these clients in the future. Despite our main web-based community portal products still being under development, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Our contracts with these customers are short-term in nature and there is no guarantee that we will enter into new contracts and receive additional revenues from these customers in the future. We anticipate that we will rely on a small number of short-term engagements and customers for at least the next 12 months. Our existing customers and/or new customers may not provide us with sufficient levels of revenue to generate profits or even to sustain operations. We may not be able to replace the revenues generated by any existing customer that chooses not to enter into additional contract engagements with us.

Risks Relating To Our Stock

Our shares of common stock are not and may never be quoted on any exchange or listing service. It may be difficult or impossible for you to sell your shares.

Our common stock is not quoted on any exchange or listing service and it may never be quoted on any exchange or listing service. Persons who acquire shares of our common stock will have limited liquidity or opportunity to sell their shares and may not be able to recover any funds that have been invested in our common stock.

The possible sales of shares of common stock by our selling shareholders may have a significant adverse effect on the market price of our common stock should a market develop.

The selling shareholders may sell some or all of their shares immediately after they are registered. In the event that the shareholders sell some or all of their shares, the price of our common stock could decrease significantly. Our ability to raise additional capital through the sale of our stock may be harmed by these competing resales of our common stock by the selling shareholders. Potential investors may not be interested in purchasing shares of our common stock if the selling shareholders are selling their shares of common stock. The selling of stock by the shareholders could be interpreted by potential investors as a lack of confidence in us and our ability to develop a stable market for our stock. The price of our common stock could fall if the selling shareholders sell substantial amounts of our common stock. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling shareholders may offer to sell their shares of common stock to potential investors for less than we do.

"Penny Stock" rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares.

Trading in our securities is subject to the SEC's "penny stock" rules and we anticipate that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Existing and prospective shareholders may experience significant dilution if we enter into a business combination with a private concern or public company and issue securities to shareholders of such private company.

Our business plan contemplates that we may acquire other companies or assets.  As a result, we may enter into a business combination with a private concern or public company that, depending on the terms of merger or acquisition, may result in us issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of our Company.

One of our shareholders, Fern Fair, controls 43.6% of our shares of common stock as of May 31, 2008, and she may not vote her shares in a manner that benefits minority shareholders.

One of our shareholders, Fern Fair, owns a significant percentage of our voting stock. As a result, Ms. Fair is able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Ms. Fair. In addition, Ms. Fair may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for her to sell her own shares at any time in the future.

If our stock does trade in a market or exchange, our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Prior to this offering, our common stock has not been traded in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The trading price of our common stock following this offering is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•

Quarterly variations in our results of operations or those of our competitors.

•

Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•

The emergence of new sales channels in which we are unable to compete effectively.

•

Our ability to develop and market new and enhanced products on a timely basis.

•

Commencement of, or our involvement in, litigation.

•

Any major change in our board or management.

•

General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

As a result of being a public company, we will incur increased costs that will adversely affect our liquidity and increase the risk that we will become insolvent.

As a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company associated with public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. The costs that we will incur as a result of being a public company will adversely affect our already limited liquidity, making it difficult for us to proceed with our business development plans and increasing the risk that we will become insolvent. We may never become profitable. You may lose your entire investment.

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office from March 14, 2007 to March 14, 2008, and have renewed for an additional one-year period. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

Item 3.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

As of August 29, 2008, no established public trading market exists for our securities. We have issued 34,415,237 shares of common stock since our inception of June 22, 2004.  All of these shares were restricted when issued.  We intend to register 18,135,237 of these shares for sale by the selling security holders.  We have no common equity subject to outstanding purchase options or warrants.

On March 11, 2005, we issued to one of our selling security holders, Edward Hadeed, a convertible debenture due March 10, 2008. The due date on this convertible debenture has been extended on the same terms to March 10, 2010. The principal amount of the convertible debenture is $7,000 which may, at the option of Mr. Hadeed, be converted into up to 140,000 shares of our common stock at a conversion price of $0.05 per share. The shares that the convertible debenture may be converted into are not being registered at this time.

We cannot guarantee that a trading market will ever develop or, if a market does develop, that it will continue.

DIVIDENDS

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the board of directors.

HOLDERS

As of August 29, 2008, we had approximately 40 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2008. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. We are currently in the development stage and our business comprises developing and licensing portal software products and related services. We have developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We are developing three additional other software products which are each being designed to allow customers in other industries to operate portals. The intended customer markets for these products under development are professional service providers, online content publishers, as well as personal consumers interesting in utilizing online community software aimed at families. Currently, our primary target market consists of entrepreneurs in the United States and Canada who wish to operate online social networking businesses. We have a financial year end of May 31.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

CASH AND CASH EQUIVALENTS

Our cash equivalents are comprised of highly liquid instruments with a maturity of three months or less when purchased.  As of May 31, 2008, our cash equivalents amounted to $0 (May 31, 2007 - $0)

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement.  We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized.  Amortization is provided using the straight-line method over the asset’s estimated useful life, three years.

REVENUE RECOGNITION

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101"), as modified by Securities and Exchange Commission Staff Accounting Bulletin No.104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

We recognize service revenues at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in U.S. dollars, which is our functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, we translate monetary assets and liabilities into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with retrospective application.  Earlier adoption is encouraged.   FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material.  SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years.  It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”  SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”), replacing SFAS No. 141, Business Combinations (“SFAS No. 141”).  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2008 and MAY 31, 2007

REVENUE

For the fiscal year ended May 31, 2008, we recognized $41,154 in product revenue plus $6,250 in ancillary revenue. For the fiscal year ended May 31, 2007, we recognized $16,750 in ancillary revenue only by providing website layout and web portal design services, despite our main web-based community portal products still being under development.

COST OF GOODS SOLD

We incurred $45,967 in cost of goods sold for the fiscal year ended May 31, 2008. Amortization of our source code is included in cost of sales, in the amount of $12,667 for the year ending May 31, 2008. Amortization commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We did not incur cost of goods sold for the fiscal year ended May 31, 2007 as the work completed to earn the ancillary revenue was provided in-house.

EXPENSES

During the fiscal year ended May 31, 2008, we incurred total expenses of $188,865 comprised of selling and administrative expense of $185,418 and amortization of $3,447; compared with total expenses of $56,055 comprised of selling and administrative expense of $54,515 and amortization of $1,540 for the same period in 2007.  The largest expense for both years pertained to professional fees. However, during the fiscal year ended May 31, 2008, $122,776 in professional fees was incurred, as compared to $51,259 during the prior year ended May 31, 2007 mostly due to the cost associated with filing a prospectus in 2008.

NET INCOME/LOSS

During the fiscal year ended May 31, 2008, we incurred a net loss of $187,428 compared with a net loss of $39,305 for the fiscal year ended May 31, 2007. Our expenses for the year ended May 31, 2008 were higher than the previous fiscal year primarily due to our increased operations and expenses as well as filing a prospectus.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year.  We have no significant assets or financial resources. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and related services, future costs of development, the timing and costs associated with the expansion of our customer support capabilities, and our operating results.

As of May 31, 2008, we had cash and cash equivalents of $34,450. We had total current assets of $39,211, which includes $2,551 in prepaid expenses and deposits.

In order to ensure we continue to generate cash revenues, during the next 12 months, we intend to focus on three aspects of product development. First, we intend to complete developing and begin marketing the three portal software products that we are currently developing. Second, we intend to expand the number of plug-ins that we offer to complement our basic portal software products. Third, we intend to translate our portal software products into at least two additional languages and to develop relationships with one or more contractors who can provide ongoing programming, website design, and customer support services in the additional languages that our products have been translated into.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next six months. If we generate no cash revenues other than the $34,450 that we had available as of May 31, 2008, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

At our fiscal year end of May 31, 2008, our total assets were $182,652, our total liabilities were $40,764, and stockholders’ equity was $141,888.

OFF-BALANCE SHEET TRANSACTION

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008 AND 2007, AND THE PERIOD FROM

 JUNE 22, 2004 (INCEPTION) TO MAY 31, 2008

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Report of Independent Registered Public Accounting Firm

23

Balance Sheets as of May 31, 2008 and 2007

24

Statements of Operations for the Years Ended May 31, 2008 and 2007,

25

and the Period from June 22, 2004 (Inception) to May 31, 2008

Statements of Changes in Stockholders’ Equity for the Years Ended

26

May 31, 2008 and 2007, and for the Period from June 22, 2004

(Inception) to May 31, 2008

Statements of Cash Flows for the Years Ended May 31, 2008 and 2007,

27

and for the Period from June 22, 2004 (Inception) to May 31, 2008

Notes to Financial Statements

28 - 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Portlogic Systems, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Portlogic Systems, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2008 and May 31, 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended May 31, 2008 and May 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and May 31, 2007, and the results of its operations and its cash flows for the years ended May 31, 2008 and May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the  financial statements, the Company has suffered a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed:  “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Canada

August 21, 2008

PORTLOGIC SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEETS AS OF MAY 31, 2008 AND 2007
(Amounts expressed in US Dollars)
	May 31, 2008	May 31, 2007
	$	$
ASSETS
Current
Cash and Cash Equivalents	34,450	202,332
Accounts Receivable, net of Allowance for Doubtful Accounts	2,210	7,500
Prepaid Expenses and Deposits	2,551	2,287
	39,211	212,119
Long-term
Property and Equipment	4,108	4,680
Source Code	139,333	152,000
TOTAL ASSETS	182,652	368,799

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	33,764	36,233
Revenue Received in Advance	-	6,250
Convertible Loan	7,000	7,000
	40,764	49,483

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Capital Stock
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 and 34,386,666 issued and outstanding at May 31, 2008 and 2007, respectively	34,415	34,386
Paid in capital	353,285	343,314
Deficit accumulated during the development stage	(245,812)	(58,384)
	141,888	319,316

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	182,652	368,799

Approved by the Board /s/ Jueane Thiessen ________________________________________________ Director

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2008 AND 2007,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception)	For the year	For the year
	through	ended	ended
	May 31, 2008	May 31, 2008	May 31,2007
	$	$	$
Gross Loss
Revenue	41,154	41,154	-
Cost of goods sold	45,967	45,967	-
	(4,813)	(4,813)

Leasing and consulting fees earned	23,000	6,250	16,750
	18,187	1,437	16,750

Expenses
Selling and administrative	259,012	185,418	54,515
Amortization	4,987	3,447	1,540
	263,999	188,865	56,055

Net Loss for the year / period	(245,812)	(187,428)	(39,305)

Net loss per share for the year
Basic and fully diluted		(0.005)	(0.001)
Weighted average number of shares outstanding
Basic and fully diluted		34,397,752	33,675,087

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2008
(Amounts Expressed in US Dollars)
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-		2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100		200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500		3,000
Net loss for the period				(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275		50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250		2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760		112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470		1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760		12,000
Net loss for the year				(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470		1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490		500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470		1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867		20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900		20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002		149,500
Net loss for the year				(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.35 a share	28,571	29	9,971		10,000
Net loss for the year				(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2008 AND 2007,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) through May 31, 2008	For the year ended May 31, 2008	For the year ended May 31, 2007
	$	$	$
Cash Flows from Operating Activities
Net Loss	(245,812)	(187,428)	(39,305)
Adjustments made to reconcile net loss to net cash from operating activities
Amortization of property and equipment	4,987	3,447	1,540
Amortization of source code	12,667	12,667	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(2,210)	5,290	(7,500)
(Increase) decrease in prepaid expenses and deposits	(2,551)	(264)	(2,287)
Increase (decrease) in revenue received in advance	-	(6,250)	6,250
Increase (decrease) in accounts payable and accrued liabilities	33,764	(2,469)	26,033
Cash flows used in operating activities	(199,155)	(175,007)	(15,269)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,095)	(2,875)	(6,220)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(49,095)	(2,875)	(6,220)

Cash Flows from Financing Activities
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	10,000	193,000
Cash flows provided by financing activities	282,700	10,000	193,000
Increase (decrease) in cash and cash equivalents	34,450	(167,882)	171,511
Cash and cash equivalents, beginning of year / period	-	202,332	30,821
Cash and cash equivalents, end of year / period	34,450	34,450	202,332

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 22, 2004.

Portlogic Systems Inc. is a Toronto, Canada-based development stage company that creates and licenses online interactive community portal software systems. The Company has developed and is in the process of developing a series of web-based community portal products.

The Company’s initial operations include: capital formation; organization; website construction; target market identification; research costs; promotional materials costs; and marketing planning.

All of the Company’s operations and assets are located in Canada.

NOTE 2.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis which contemplates the realization of assets and discharge of obligations in the normal course of business as they come due.  No adjustments have been made to assets or liabilities in these financial statements should the Company not be able to continue normal business operations.

The Company has incurred losses for several years and, during 2008, the Company utilized $175,007 (2007 - $15,269) of cash in operations. At May 31, 2008, the Company reported a deficit of $245,812 and continues to expend cash in amounts that exceed revenues.  These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year.  The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings.  In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these financial statements could be material.

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited financial statements have been prepared by management in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for financial statements.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period.  Financial statement items subject to significant judgment include the expected life of property and equipment and source code, the net realizable value of accounts receivable, the completeness of expense accruals, as well as income taxes and loss contingencies.  Actual results may differ from those estimates.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2008, cash equivalents amounted to $0 (May 31, 2007- $0).

Property and Equipment

Property and equipment are recorded at cost less accumulated amortization.  Amortization is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement.  An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized.  Amortization is provided using the straight-line method over the asset's estimated useful life, three years.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $2,729 for the year ended May 31, 2008 (2007 - $0).

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Service revenues are generally recognized at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity. The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable.  Cash and cash equivalents comprise deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them.  Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

Leases

Leases entered into by the Company as a lessee are classified as capital or operating leases.  Leases that transfer substantially the entire risks and benefits incidental to ownership are classified as capital leases.  At the inception of a capital lease, an asset and an obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the asset’s fair market value at the beginning of each lease.  Rental payments under operating leases are expensed as incurred.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with retrospective application.  Earlier adoption is encouraged.   FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material.  SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years.  It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial.  Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”  SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115."  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." Adoption of this statement did not have a material effect on the presentation of the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141R”), replacing SFAS No. 141, Business Combinations (“SFAS No. 141”).  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.  SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 4.   PROPERTY AND EQUIPMENT

Property and Equipment – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

Property and Equipment – May 31, 2007	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	3,970	1,103	2,867
Computer software	2,250	437	1,813
	6,220	1,540	4,680

NOTE 5.   SOURCE CODE

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	(12,667)	139,333

Source Code – May 31, 2007	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	-	152,000

On October 31, 2005, the Company entered into an asset purchase agreement with Joyn Internet Communities Inc. (“Joyn”) to acquire Internet dating software that Joyn had developed, including all rights to use and license the software.  In consideration, the Company issued 2,240,000 restricted common stock and paid $40,000, cash.  The stock-based portion of the issuance, according to the terms of the agreement, has been valued at $112,000, or $0.05 cents per share.

The Company did not capitalize any additional source code software for the fiscal years ending May 31, 2008 and 2007.

Amortization expense, included in cost of sales, amounted to $12,667 for the year ending May 31, 2008 (May 31, 2007 - $0).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2008	May 31, 2007
	$	$
Credit Cards	2,564	2,333
Bookkeeping and Accounting	6,100	5,000
Audit	17,500	17,500
Consulting	-	10,500
Legal	6,000
Other	1,600	900
	33,764	36,233

NOTE 7.   LONG-TERM DEBT

Long-term debt comprises a convertible debenture, issued March 11, 2005.  The debenture is unsecured, matured March 10, 2008 and bears interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail.  The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2008.

NOTE 8.  INCOME TAXES

a)

The total provision for income taxes differs from the amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes.  The reasons for these differences are as follows:

2008

2007

Amount

Amount

	$	%	$	%
Net loss	(187,728)		(39,305)
Income tax computed at statutory income tax rate (recovery)	(64,475)	34.4	(14,150)	36.0
Temporary differences	(21,792)	11.6	(172)	0.4
Valuation adjustment	86,267	(46.0)	14,322	(36.4)
Net income tax recovery	-	-	-	-

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 8.  INCOME TAXES (cont’d)

b)

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards.  Temporary differences and loss carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

2008

Tax Effect

Amount

@ 33.3%

$

$

Net cumulative operating losses

(246,000)

Timing differences

  (64,000)

Losses carried forward

(310,000)

(103,000)

Timing differences reversal

    64,000

21,000

Deferred tax asset

(82,000)

Valuation adjustment

    82,000

Net deferred tax asset

              -

c)

At May 31, 2008 the Company had cumulative net operating loss carry-forwards of approximately $310,000 which expire at various dates.

$

2015

7,000

2026

12,000

2027

40,000

2028

251,000

310,000

NOTE 9.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this individual from November 1, 2007 to October 31, 2008 at $3,000 per month.

b)

On May 1, 2007, the Company entered into an Independent Contractor agreement with the former President of the Company, for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $1,000 for a period of six months.

c)

On September 1, 2007, the Company entered into a web hosting and system administration service agreement with an independent third party.  The Company must pay a monthly fee of $1,200 for ongoing maintenance and troubleshooting.  On the same date, a software programming agreement was entered into with the same party to provide programming services at pre-determined hourly rates.  Both agreements, originally for six months, have been extended for an additional twelve months.

d)

Transactions with related parties were in the normal course of operations and were recorded at the value agreed to by the related parties.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008 and 2007

(Amounts expressed in US Dollars)

NOTE 10.  SUBSEQUENT EVENTS

(a)

On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

(b)

On June 23, 2008, the Company filed articles of amendment allowing the Company to authorize 1,000,000 preferred shares with a par value of $0.001 per share.  No preferred shares have been issued to date.

(c)

On July 18, 2008, the Company was advanced $25,000 under a draw down unsecured loan up to an aggregate of $100,000.  Interest is payable at the prime rate plus 2%.  Principal and interest are due on July 18, 2009 unless demanded earlier.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent auditors, MSCM LLP. There have been no disagreements with MSCM LLP in regards to accounting and financial disclosure.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Chief Technology Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, our Principal Executive Officer and Chief Technology Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Technology Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2008.

Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by our senior management, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts. In addition, the board of directors received monthly updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

Our review also revealed that although a number of controls appeared to exist, and were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2008, of our directors and executive officers.

Name	Age	Position	Director Since

Jueane Thiessen	34	Director, President, Secretary, Treasurer	2004
Edvard Halupa Javed Mawji	39 35	Director, Chief Technology Officer Director*	2008 2007

    * Mr. Mawji resigned from our board of directors, effective November 30, 2007.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President since November 30, 2007. Ms. Thiessen has over 14 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From November 2004 until May 2007, Ms. Thiessen also served as a director of Foreground Image Inc., a privately held graphic design and media production company based in Toronto. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. She also provides management work for Zacorp Holdings Inc., a privately held commercial printing company based in Toronto, Canada. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

Edvard Halupa has served as our Technology Manager since January 2007.  On March 27, 2008, Mr. Halupa was appointed Chief Technological Officer and elected as a director.  Mr. Halupa has extensive experience developing and managing online advertising campaigns, affiliate marketing, search engine marketing, or SEM, and knowledge of online communities and social media trends.  From August 2005 through December 2006, Mr. Halupa was Marketing Manager for Interkod Technologie s.r.o., a web-development company in Slovak Republic.  From September 2002 through July 2005, Mr. Halupa worked as a Webmaster and Freelance Marketer for clients including Technicom Computers.  Mr. Halupa devotes a minimum of 10 hours per week to activities relating to Portlogic Systems Inc. He holds a Bachelor of Arts, and recently earned a Masters Degree in Management of Information Systems from the Faculty of Management, Comenius University in Bratislava, Slovakia.  Mr. Halupa is an Associate Member (ASI) of the Securities and Investment Institute, London, UK since January 2008, and holds a Level III Certificate in Investment Securities.

Javed Mawji was appointed to our board of directors in February 2007 and resigned on November 30, 2007. He previously served as President during this time. Mr. Mawji has worked for a range of governmental organizations and technology-oriented companies during his career. Mr. Mawji joined the Lord Chancellor’s Department of the British Government in June 2001 as a Business and IT Analyst for a major tribunal modernization project. In August 2002, he left the Lord Chancellor’s Department to relocate to Canada and take up a position as Marketing Manager of LEA International Ltd., a consulting engineering company, specializing in infrastructure for developing countries, in particular India. In June 2004, Mr. Mawji established and became Director and President of Liquid Vintages Ltd., a privately-held wine agency specializing in promoting Chilean wines for the Ontario market, which Mr. Mawji continues to operate in his spare time. Mr. Mawji holds a Bachelor of Arts from University College in London and a Masters of Business Administration from Edinburgh University where he specialized in Management of Technology, Marketing and Starting Businesses.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires that certain reports be made by persons who own more than 10 percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, and directors and executive officers of an issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act. These reports include initial reports of ownership and reports of changes in ownership of the registered securities. Section 16(a) of the Exchange Act does not apply to our directors, officers, or greater-than-ten percent stockholders because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Acct.

CODE OF ETHICS

On June 29, 2007, we adopted a Code of Ethics that applies to our Principal Executive Officer and Principal Technology Officer.

PROCEDURE FOR NOMINATING DIRECTORS

Our board of directors does not have a written policy or charter regarding how director candidates are evaluated or nominated to serve on our board. Additionally, our board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, each director on the board considers how a candidate could contribute to our business and meet our needs.

Our board will consider candidates for director that are recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of our board of directors. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in serving on our board to Portlogic Systems Inc., 100 King St. W. Suite 5700, Toronto, Ontario, M5X 1K7, Canada, attention: Jueane Thiessen. All candidate referrals are reviewed by at least one current board member.

During the fiscal year ended May 31, 2008, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of June 1, 2008, our board consists of two members and the board believes that all two directors should participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, if our board expands beyond two members in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above.  We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K.  At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, as of June 1, 2008, our board consists of two members and the board believes that all two directors should participate in all board activities including those normally performed by an audit committee. However, if our board expands beyond two members in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2008 and May 31, 2007 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2008 and 2007

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)

Jueane Thiessen, Principal Executive Officer (1)	2008 2007	36,000 3,000	36,000 3,000

Javed Mawji, Principal Executive Officer (2)	2008 2007	7,700 1,000	7,700 1,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007.

(2) Javed Mawji served as our President from February 1, 2007 until November 30, 2007.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our current Principal Executive Officer, Jueane Thiessen

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month.

On October 18, 2007, we entered into an Independent Contractor Agreement with Ms. Thiessen for a term beginning November 1, 2007 and ending January 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month.

On January 31, 2008, we entered into an Independent Contractor Agreement with Ms. Thiessen for a term beginning February 1, 2008 and ending July 31, 2008. Pursuant to this contract, Ms. Thiessen performs services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and is compensated at a rate of $3,000 per month.

Consulting Agreement with our former Principal Executive Officer, Javed Mawji

On May 1, 2007, we entered into an Independent Contractor Agreement with Javed Mawji for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Mr. Mawji performed services as our President for a minimum of 25 hours per week and was compensated at a rate of $1,000 per month.

On October 31, 2007, we entered into an Independent Contractor Agreement with Mr. Mawji for a term beginning November 1, 2007 and ending January 31, 2008. Pursuant to this agreement, Mr. Mawji performed services as our President for a minimum of 25 hours per week and was compensated at a rate of $1,000 per month.  On November 30, 2007, Mr. Mawji resigned.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2008, we have not issued equity awards to either of our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2007, we did not pay compensation to any of our directors for serving on our board of directors. No compensation has been paid to our directors for any of the last three fiscal years.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 29, 2008, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Edvard Halupa

30,000

0.1%

Stare Grunty 36, AD-F-8

Direct Ownership

Bratislava, Slovakia

842 25

Common

Jueane Thiessen

1,250,000

3.6%

1112-155 Dalhousie Street,

Direct Ownership

Toronto, Ontario,

Canada, M5B 2P7

Common

Management as a

1,280,000

3.7%

group including all

Direct Ownership

executive officers

and directors (2 Persons)

Common

Fern Fair

15,000,000

43.6%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

Doug McClelland

5,240,000 (2)

15.2%

36C-1525 Coal Harbour Quay,

Vancouver, British Columbia,

Canada, V6G 3E7

Common

Alex Diatchine

3,490,000 (3)

10.1%

54 Walpole Street, Toronto,

Ontario, Canada, M4L 2H9

Common

JOYN Internet Communities Inc.

 (4)

2,240,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1) Based on 34,415,237 shares outstanding as of August 29, 2008.

(2) Doug McClelland beneficially owns 3,000,000 shares of common stock, or 8.7%, directly. Because Mr. McClelland is a director of JOYN Internet Communities, Inc., he is also an indirect beneficial owner of the 2,240,000 shares held directly by JOYN Internet Communities, Inc.

(3) Alex Diatchine beneficially owns 1,250,000 shares of common stock, or 3.6%, directly. Because he is the sole shareholder of JOYN Internet Communities, Inc., Mr. Diatchine is also an indirect beneficial owner of the 2,240,000 shares held directly by JOYN Internet Communities, Inc.

(4) Alex Diatchine has voting and dispositive control over the common stock JOYN Internet Communities, Inc. owns.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2008, we had no equity securities authorized for issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2007, we entered into an Independent Contractor Agreement with Ms. Thiessen for a term beginning May 1, 2007 and ending October 31, 2007.  Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month.  This agreement was renewed on October 31, 2007 under the same terms for a period of three months.  On November 30, 2007, Ms. Thiessen was appointed President.

On January 31, 2008, we entered into an Independent Contractor Agreement with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for a term beginning February 1, 2008 and ending July 31, 2008.  Pursuant to this agreement, Ms. Thiessen performs services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and is compensated at a rate of $3,000 per month.

On May 1, 2007, we entered into an Independent Contractor Agreement with Javed Mawji, our former President, Secretary, and Director, for a term beginning May 1, 2007 and ending October 31, 2007.  Pursuant to this agreement, Mr. Mawji performed services as our President for a minimum of 25 hours per week and was compensated at a rate of $1,000 per month.  Mr. Mawji resigned from office and as a director on November 30, 2007.

On March 27, 2008, Edvard Halupa was appointed to serve as our Chief Technological Officer and was elected to serve on our Board of Directors.  Mr. Halupa spends approximately 10 hours per week on services provided to us and is compensated at a salary of $0 for his services.

DIRECTOR INDEPENDENCE

As of June 1, 2008, the following individuals each served as a director on our Board:

•

Ms. Jueane Thiessen; and

•

Mr. Edvard Halupa.

None of the members of our Board are “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market. We intend to apply to have our common stock traded on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of our Board be independent.

Item 14. Principal Accounting Fees and Services

We engaged MSCM LLP (formerly Schwartz Levitsky Feldman LLP) as our independent auditors to report on our balance sheet as of May 31, 2008, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

The aggregate fees billed by our auditors, MSCM LLP (formerly Schwartz Levitsky Feldman LLP), for professional services rendered for the audit of our annual financial statements for fiscal years ended May 31, 2007, 2006, and the period from June 22, 2004 through to May 31, 2007 were $25,000.

The aggregate fees billed by our auditors, Schwartz Levitsky Feldman LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2008 have not been billed as of August 29, 2008 but we estimate that they will be approximately $17,500. The fees charged by our auditors to review our interim financial statements for the second and third quarters of 2008 were $4,572.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

During the last two fiscal years, no fees were billed or incurred for services which were related to tax compliance, tax advice, or tax planning by our auditors.  Fees were paid for tax preparation services only in the amount of $1,000.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

a.

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2008 and 2007

•

Statements of Operations for the years ended May 31, 2008 and 2007 and the period from June 22, 2004 (inception) to May 31, 2008

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2008 and 2007 and the period from June 22, 2004 (inception) to May 31, 2008

•

Statements of Cash Flows for the years ended May 31, 2008 and  2007 and the period from June 22, 2004 (inception) to May 31, 2008

•

Notes to Financial Statements

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.

Identification of Exhibit

3.1

Amended and Restated Articles of Incorporation, dated June 23, 2008.

(included as Exhibit 3.5 to the Form S-1/A filed June 24, 2008 and incorporated herein by reference)

3.2

Amendment to Bylaws, dated June 23, 2008 .

(included as Exhibit 3.7 to the Form S-1/A filed June 24, 2008 and incorporated herein by reference)

10.1

Website Hosting and System Administration Services Agreement between the Company and Euroweb Technologie s.r.o., dated September 1, 2007.

(included as Exhibit 10.10 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.2

Software Programming Service Agreement between the Company and Euroweb Technologie s.r.o., dated September 1, 2007.

(included as Exhibit 10.11 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.3

Independent Contractor Agreement between the Company and Jueane Thiessen, dated October 18, 2007.

(included as Exhibit 10.12 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.4

Independent Contractor Agreement between Jueane Thiessen and the Company, dated January 31, 2008.

(included as Exhibit 10.13 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.5

Membership Agreement between the Company and Intelligent Office, dated March 14, 2008.

(included as Exhibit 10.15 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.6

Side Letter Agreement between the Company and Edward Hadeed, dated May 30, 2008.

(included as Exhibit 10.16 to the Form S-1 filed June 5, 2008 and incorporated herein by reference)

10.7

Promissory Note dated July 18, 2008.

(included as Exhibit 10.1 to the Form 8-K filed July 24, 2008 and incorporated herein by reference)

10.8

Independent Contractor Agreement between the Company and Jueane Thiessen, dated August 8, 2008.

(included as Exhibit 10.1 to the Form 8-K filed August 11, 2008 and incorporated herein by reference)

14.1

Code of Ethics (filed herewith).

21.1

Subsidiaries of the Registrant (filed herewith).

31.1.

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Chief Technology Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.

(Registrant)

By

/s/ Jueane Thiessen

Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

August 29, 2008

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 29, 2008

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

August 29, 2008

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Jueane Thiessen, certify that:

1.

I have reviewed this annual report of Portlogic Systems Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 29, 2008

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Edvard Halupa, certify that:

1.

I have reviewed this annual report of Portlogic Systems Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 29, 2008

/s/  Edvard Halupa

--------------------------------------

By:  Edvard Halupa

Chief Techology Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Portlogic Systems Inc., a Nevada corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The annual report on Form 10-K for the fiscal year ended May 31, 2008 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 29, 2008

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: August 29, 2008

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer