Form 10-Q
period 2008-08-31
Portlogic Systems Inc.
filed 2008-10-15
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

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

Yes  No  X

As of October 15, 2008, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2008

TABLE OF CONTENTS

PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4T.

Controls and Procedures.

22

PART II

Item 1.

Legal Proceedings.

  23

Item 1A.

Risk Factors.

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.

Defaults Upon Senior Securities.

26

Item 4.

Submission of Matters to a Vote of Security Holders.

26

Item 5.

Other Information.

26

Item 6.

Exhibits.

26

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q, except as required by law.

PART I

Item 1.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2008 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Balance Sheets as of August 31, 2008 and May 31, 2008	6

Unaudited Interim Statements of Operations for the Three Months ended August 31, 2008 and 2007, and the Period from June 22, 2004 (Inception) to August 31, 2008	7

Unaudited Interim Statements of Changes in Stockholders Equity for the Three Months ended August 31, 2008 and 2007 and the Period from June 22, 2004 (Inception) to August 31, 2008	8

Unaudited Interim Statements of Cash Flows for the Three Months ended August 31,	9
2008 and 2007, and the period from June 22, 2004 (Inception) to August 31, 2008

Notes to Unaudited Interim Financial Statements	10-17

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM BALANCE SHEETS
AS OF AUGUST 31, 2008 AND MAY 31, 2008
(Amounts expressed in US Dollars)
	August 31, 2008	May 31, 2008
	$	$
ASSETS
Current
Cash and Cash Equivalents	33,083	34,450
Accounts Receivable, net of Allowance for Doubtful Accounts	12,017	2,210
Prepaid Expenses and Deposits	2,592	2,551
	47,692	39,211
Long-term
Equipment	3,247	4,108
Source Code	126,667	139,333
TOTAL ASSETS	177,606	182,652

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	33,537	33,764
Notes Payable	25,000	-
Convertible Loan	7,000	7,000
	65,537	40,764

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Capital Stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at August 31, 2008 and May 31, 2008 respectively
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at August 31, 2008 and May 31, 2008 respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(275,631)	(245,812)
	112,069	141,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	177,606	182,652

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception)	For the Three Months	For the Three Months
	through	ended	ended
	August 31, 2008	August 31, 2008	August 31, 2007
	$	$	$
Gross Loss
Revenue	54,941	13,787	-
Cost of goods sold	66,923	20,956	-
	(11,982)	(7,169)

Leasing and consulting fees earned	23,000	-	4,180
	11,018	(7,169)	4,180

Expenses
Selling and administrative	280,801	21,789	24,774
Amortization	5,848	861	921
	286,649	22,650	25,695

Net Loss for the period	(275,631)	(29,819)	(21,515)

Net loss per share for the period
Basic and fully diluted		(0.0009)	(0.0006)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	33,386,667

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2008
(Amounts Expressed in US Dollars)				Deficit
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss from June 1 to August 31, 2008	-	-	-	(29,819)	(29,819)
Balance as of August 31, 2008	34,415,237	34,415	353,285	(275,631)	112,069

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) through August 31, 2008	For the three months ended August 31, 2008	For the three months ended August 31, 2007
	$	$	$
Cash Flows from Operating Activities
Net Loss	(275,631)	(29,819)	(21,515)
Adjustments made to reconcile net loss to net cash from operating activities
Amortization of property and equipment	5,848	861	921
Amortization of source code		25,333	12,666
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(12,017)	(9,807)
(Increase) decrease in prepaid expenses and deposits	(2,592)	(41)	(10,000)
Increase (decrease) in revenue received in advance	-	-	(3,750)
Increase (decrease) in accounts payable and accrued liabilities	33,537	(227)	(13,154)
Cash flows used in operating activities	(225,522)	(26,367)	(47,498)

Cash Flows from Investing Activities
Purchase of property and equipment	(9,095)	-	(1,748)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(49,095)	-	(1,748)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	25,000	25,000	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	307,700	25,000	-
Increase (decrease) in cash and cash equivalents	33,083	(1,367)	(49,246)
Cash and cash equivalents, beginning of period	-	34,450	202,332
Cash and cash equivalents, end of period	33,083	33,083	153,086

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 22, 2004.  On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2008, the Company utilized $26,367 (2007 - $47,498) of cash in operations.  At August 31, 2008, the Company reported a deficit of $275,631 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2008 of Portlogic Systems Inc.

The interim financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company.   The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2008 and the results of operations, stockholders’ equity and cash flows presented herein have been included in the financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2008, cash equivalents amounted to $0 (August 31, 2007- $0).

Equipment

Equipment is recorded at cost less accumulated amortization.  Amortization is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement.  An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized.  Amortization is provided using the straight-line method over the asset's estimated useful life, three years.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $507 for the three month period ended August 31, 2008 (2007 - $0).

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as modified by Securities and Exchange Commission Staff Accounting Bulletin No. 104. Under SAB 101, revenue is recognized at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"), replacing SFAS No. 141, Business Combinations ("SFAS No. 141").  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.   SFAS No. 141(R) will apply prospectively to  business combinations for

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS No. 160").  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities.  As of June 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning June 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items with the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

NOTE 5.   EQUIPMENT

Equipment – August 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	5,734	3,234	2,500
Computer software	3,361	2,614	747
	9,095	5,848	3,247

Equipment – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

NOTE 6.   SOURCE CODE

Source Code – August 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	(25,333)	126,667

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	(12,667)	139,333

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE (cont’d)

On October 31, 2005, the Company entered into an asset purchase agreement with Joyn Internet Communities Inc. ("Joyn") to acquire Internet dating software that Joyn had developed, including all rights to use and license the software.  In consideration, the Company issued 2,240,000 restricted common stock and paid $40,000, cash.  The stock-based portion of the issuance, according to the terms of the agreement, has been valued at $112,000, or $0.05 cents per share.

The Company did not capitalize any additional source code software for the three month period ending August 31, 2008, or for fiscal years ending May 31, 2008 and 2007.

Amortization expense, included in cost of sales, amounted to $12,666 for the three month period ending August 31, 2008 (August 31, 2007 - $0).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2008	May 31, 2008
	$	$
Audit	17,500	17,500
Bookkeeping and Accounting	5,270	6,100
Legal	4,545	6,000
Other	4,390	1,600
Credit Cards	1,621	2,564
Interest Payable	211	-
	33,537	33,764

NOTE 8.   NOTES PAYABLE

On July 18, 2008 the Company was advanced $25,000 under a draw down unsecured loan up to an aggregate of $100,000.  Interest is payable at the prime rate plus 2%.  Principal and interest are due on July 18, 2009 unless demanded earlier.

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005,  is unsecured, matured March 10, 2008 and bears interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail.  The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2008.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Amounts expressed in US Dollars)

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the three months ended August 31, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2008. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents are comprised of highly liquid instruments with a maturity of three months or less when purchased.  As of August 31, 2008, our cash equivalents amounted to $0 (August 31, 2007 - $0)

SOURCE CODE

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141R"), replacing SFAS No. 141, Business Combinations ("SFAS No. 141").  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement clarifies that acquirers will be required to expense costs related to any acquisitions.   SFAS No. 141(R) will apply prospectively to  business combinations for which the acquisition date is on or after fiscal years beginning December 15, 2008.  Early adoption is prohibited.  The Company has not yet evaluated the impact, if any, that SFAS No. 141(R) will have on its financial statements.  Determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS No. 160").  SFAS No.160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS No.160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS No.160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008, with retrospective presentation and disclosure for all periods presented.  Early adoption is prohibited.  The Company currently has no entities or arrangements that will be affected by the adoption of SFAS No. 160.  However, determination of the ultimate effect of this pronouncement will depend on the Company’s structure at the date of adoption.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Management does not expect the adoption of this statement to have a material effect on the Company's future reported financial position or results of operations.

FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities.  As of June 1, 2008 the Company has applied the provisions of FAS 157 to its financial instruments and the impact was not material.  Under FSP 157-2, the Company will be required to apply FAS 157 to its nonfinancial assets and liabilities beginning June 1, 2009. Management is currently reviewing the applicability of FAS 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items with the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 and AUGUST 31, 2007

REVENUE

For the three months ended August 31, 2008, we recognized $13,787 in product revenue. For the three months ended August 31, 2007, we recognized $4,180 in ancillary revenue only by providing software licensing services, despite our main web-based community portal products still being under development.

COST OF GOODS SOLD

We incurred $20,956 in cost of goods sold for the three months ended August 31, 2008. Amortization of our source code is included in cost of sales, in the amount of $12,666 for the three months ending August 31, 2008.  Amortization commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We did not incur cost of goods sold for the fiscal year ended August 31, 2007 as the work completed to earn the ancillary revenue was provided in-house.

EXPENSES

During the three months ended August 31, 2008, we incurred total expenses of $22,650 comprised of selling and administrative expense of $21,789 and amortization of $861; compared with total expenses of $25,695 comprised of selling and administrative expense of $24,774 and amortization of $921 for the same period in 2007.  The largest expense for both periods pertained to professional fees.

NET INCOME/LOSS

During the three months ended August 31, 2008, we incurred a net loss of $29,819 compared with a net loss of $21,515 for the three months ended August 31, 2007. While selling and administrative expenses remained close to the same for both periods and there was higher revenue for the three months ended August 31, 2008 compared to the three months ended August 31, 2007, we began amortizing our source code, therefore our costs of goods was much higher than in the previous three month period, resulting in a larger loss.

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

As of August 31, 2008, we had cash and cash equivalents of $33,083.  We had total current assets of $47,692.

In order to ensure we continue to generate cash revenues, during the next 9 months, we intend to focus on three aspects of product development. First, we intend to complete developing and begin marketing the three portal software products that we are currently developing. Second, we intend to expand the number of plug-ins that we offer to complement our basic portal software products. Third, we intend to translate our portal software products into at least two additional languages and to develop relationships with one or more contractors who can provide ongoing programming, website design, and customer support services in the additional languages that our products have been translated into.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $33,083 that we had available as of August 31, 2008, we will need to raise additional funds during the next 9 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of other securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2008, our total assets were $177,606, our total liabilities were $65,537, and stockholders’ equity was $112,069.

SUBSEQUENT EVENTS

None.

OFF-BALANCE SHEET TRANSACTION

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Chief Technology Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our Principal Executive Officer and Chief Technology Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Technology Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2008.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on our financial statements for the fiscal years ended May 31, 2008 and May 31, 2007, and for the period from inception, June 22, 2004, to May 31, 2008, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until August 31, 2008, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the nine months ending May 31, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the nine months ending May 31, 2009. We will need to raise additional funds to fully fund our operations for the nine month period beginning September 1, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Item 2.

      Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended May 31, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.        Identification of Exhibit

10.1

Promissory Note dated July 18, 2008.

(included as Exhibit 10.1 to the Form 8-K filed July 24, 2008 and incorporated herein by reference)

10.2

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

October 15, 2008

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

October 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

October 15, 2008

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

October 15, 2008

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Jueane Thiessen, certify that:

1.

I have reviewed this quarterly report of Portlogic Systems Inc.;

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

Date: October 15, 2008

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

EXHIBIT 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Edvard Halupa, certify that:

1.

I have reviewed this quarterly report of Portlogic Systems Inc.;

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

Date: October 15, 2008

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

The quarterly report on Form 10-Q for the quarter ended August 31, 2008 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15, 2008

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: October 15, 2008

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer