Form 10-Q
period 2008-11-30
Portlogic Systems Inc.
filed 2009-01-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Yes  No  X

As of January 14 , 2009, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended November 30, 2008

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

22

Item 4T.

Controls and Procedures.

22

PART II

Item 1.

Legal Proceedings.

  24

Item 1A.

Risk Factors.

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.

Defaults Upon Senior Securities.

27

Item 4.

Submission of Matters to a Vote of Security Holders.

27

Item 5.

Other Information.

27

Item 6.

Exhibits.

27

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

NOVEMBER 30, 2008 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Balance Sheets as of November 30, 2008 and May 31, 2008	6

Unaudited Interim Statements of Operations for the Three and Six Months ended November 30, 2008 and 2007, and the Period from June 22, 2004 (Inception) to November 30, 2008	7

Unaudited Interim Statement of Changes in Stockholders Equity for the Period from June 22, 2004 (Inception) to November 30, 2008	8

Unaudited Interim Statements of Cash Flows for the Six Months ended November 30,	9
2008 and 2007, and the Period from June 22, 2004 (Inception) to November 30, 2008

Notes to Unaudited Interim Financial Statements	10-17

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM BALANCE SHEETS
AS OF NOVEMBER 30, 2008 AND MAY 31, 2008
(Amounts expressed in US Dollars)
	Nov 30, 2008	May 31, 2008
	$	$
ASSETS
Current
Cash	19,216	34,450
Accounts Receivable, net of Allowance for Doubtful Accounts	9,807	2,210
Prepaid Expenses and Deposits	2,705	2,551
	31,728	39,211
Long-term
Equipment	4,341	4,108
Source Code	114,000	139,333
TOTAL ASSETS	150,069	182,652

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	52,566	33,764
Note Payable	25,000	-
Convertible Loan	7,000	7,000
	84,566	40,764

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY
Capital Stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at November 30, 2008 and May 31, 2008 respectively
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at November 30, 2008 and May 31, 2008 respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(322,197)	(245,812)
	65,503	141,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	150,069	182,652

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED NOVEMBER 30, 2008 AND 2007, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2008
(Amounts expressed in US Dollars)	June 22, 2004 (inception) through November 30, 2008	For the Six Months		For the Three Months
		Ended November 30		Ended November 30
		2008	2007	2008	2007
	$	$	$	$	$
Gross Margin (Loss)
Revenue	67,517	26,363	14,767	12,576	14,767
Cost of goods sold	82,520	36,553	10,300	15,597	10,300
	(15,003)	(10,190)	4,467	(3,021)	4,467

Leasing and consulting fees earned	23,000	-	6,250	-	2,070
	7,997	-	10,717	-	6,537

Expenses
Selling and administrative	323,391	64,379	75,509	42,590	50,735
Amortization	6,803	1,816	1,506	955	585
	330,194	66,195	77,015	43,545	51,320

Net Loss for the period	(322,197)	(76,385)	(66,298)	(46,566)	(44,783)

Net Loss per share for the period
Basic and fully diluted		(0.002)	(0.002)	(0.001)	(0.001)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,386,666	34,415,237	34,386,666

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2008
(Amounts Expressed in US Dollars)				Deficit
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss from June 1 to November 30, 2008	-	-	-	(76,385)	(76,385)
Balance as of November 30, 2008	34,415,237	34,415	353,285	(322,197)	65,503

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) through November 30, 2008	For the six months ended November 30, 2008	For the six months ended November 30, 2007
	$	$	$
Cash Flows from Operating Activities
Net Loss	(322,197)	(76,385)	(66,298)
Adjustments made to reconcile net loss to net cash from operating activities
Amortization of property and equipment	6,803	1,816	1,506
Amortization of source code	38,000	25,333	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(9,807)	(7,597)	7,500
(Increase) decrease in prepaid expenses and deposits	(2,705)	(154)	(107)
Increase (decrease) in revenue received in advance	-	-	(6,250)
Increase (decrease) in accounts payable and accrued liabilities	52,566	18,802	(25,575)
Cash flows used in operating activities	(237,340)	(38,185)	(89,224)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,144)	(2,049)	(2,432)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	(2,049)	(2,432)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	25,000	25,000	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	307,700	25,000	-
Increase (decrease) in cash and cash equivalents	19,216	(15,234)	(91,656)
Cash and cash equivalents, beginning of period	-	34,450	202,332
Cash and cash equivalents, end of period	19,216	19,216	110,676

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

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

The Company has incurred losses from inception and, during the six month period ended November 30, 2008, the Company utilized $38,185 (2007 - $89,224) of cash in operations.  At November 30, 2008, the Company reported a deficit of $322,197 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2008 and the results of operations, stockholders’ equity and cash flows presented herein have been included in the financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2008, cash equivalents amounted to $0 (November 30, 2007- $0).

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $2,660 for the six month period ended November 30, 2008 (2007 - $0).

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

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of the convertible loan into common shares would have an anti-dilutive effect.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

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

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash, accounts receivable, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and accounts receivable.  Cash comprises deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them.  Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities.  SFAS No. 162 is effective November 15, 2008.  Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

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

NOTE 5.   EQUIPMENT

Equipment – November 30, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	7,783	3,862	3,921
Computer software	3,361	2,941	420
	11,144	6,803	4,341

Equipment – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

NOTE 6.   SOURCE CODE

Source Code – November 30, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	(38,000)	114,000

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	(12,667)	139,333

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE (cont’d)

On October 31, 2005, the Company entered into an asset purchase agreement with Joyn Internet Communities Inc. ("Joyn") to acquire Internet dating software that Joyn had developed, including all rights to use and license the software.  In consideration, the Company issued 2,240,000 restricted common shares and paid $40,000, cash.  The stock-based portion of the issuance, according to the terms of the agreement, was valued at $112,000, or $0.05 cents per share.

The Company did not capitalize any additional source code software for the six month period ending November 30, 2008, or for fiscal years ending May 31, 2008 and 2007.

Amortization expense, included in cost of sales, amounted to $25,333 for the six month period ending November 30, 2008 (November 30, 2007 - $0).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Nov 30, 2008	May 31, 2008
	$	$
Audit and Review	24,500	17,500
Bookkeeping and Accounting	12,000	6,100
Legal	4,610	6,000
Other	4,363	1,600
Credit Cards	6,449	2,564
Interest Payable	644	-
	52,566	33,764

NOTE 8.   NOTE PAYABLE

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Amounts expressed in US Dollars)

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The agreement has been continued on a month-to-month basis to November 30, 2008.

b)

On May 1, 2007, the Company entered into an Independent Contractor agreement with the former President of the Company, for managing and directing daily operations of the Company pursuant to the directives of the Board of Directors for a monthly fee of $1,000 for a period of six months.

c)

On September 1, 2007, the Company entered into a web hosting and system administration service agreement with an independent third party.  The Company must pay a monthly fee of $1,200 for ongoing maintenance and troubleshooting.  On the same date, a software programming agreement was entered into with the same party to provide programming services at pre-determined hourly rates.  Both agreements, originally for six months, have been extended for an additional twelve months and they have been continued on a month-to-month basis to November 30, 2008.

d)

Transactions with related parties were in the normal course of operations and were recorded at the value agreed to by the related parties.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the six months ended November 30, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2008. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH

Our cash equivalents are comprised of highly liquid instruments with a maturity of three months or less when purchased.  As of November 30, 2008, our cash equivalents amounted to $0 (November 30, 2007 - $0)

SOURCE CODE

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities.  SFAS No. 162 is effective November 15, 2008.  Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 and NOVEMBER 30, 2007

REVENUE

For the six months ended November 30, 2008, we recognized $26,363 in product revenue. For the six months ended November 30, 2007, we recognized $14,767 in product revenue and $6,250 in ancillary revenue.

COST OF GOODS SOLD

We incurred $36,553 in cost of goods sold for the six months ended November 30, 2008. Amortization of our source code is included in cost of sales, in the amount of $25,333 for the six months ending November 30, 2008.  Amortization commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $10,300 in cost of goods sold for the six months ended November 30, 2007 to generate the product revenue that we began recognizing in the three month period from September 1 through to November 20, 2007.  The work completed to earn the ancillary revenue was provided in-house.

EXPENSES

During the six months ended November 30, 2008, we incurred total expenses of $66,195 comprised of selling and administrative expense of $64,379 and amortization of $1,816; compared with total expenses of $77,015 comprised of selling and administrative expense of $75,509 and amortization of $1,506 for the same period in 2007.  The largest expense for both periods pertained to consulting and professional fees.

NET INCOME/LOSS

During the six months ended November 30, 2008, we incurred a net loss of $76,385 compared with a net loss of $66,298 for the six months ended November 30, 2007. We began amortizing our source code, therefore our costs of goods was much higher than in the previous six month period, resulting in a larger loss.

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

As of November 30, 2008, we had cash of $19,216.  We had total current assets of $31,728.

In order to ensure we continue to generate cash revenues, during the next 6 months, we intend to focus on three aspects of product development. First, we intend to complete developing and begin marketing the three portal software products that we are currently developing. Second, we intend to expand the number of plug-ins that we offer to complement our basic portal software products. Third, we intend to translate our portal software products into at least two additional languages and to develop relationships with one or more contractors who can provide ongoing programming, website design, and customer support services in the additional languages that our products have been translated into.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next six months. If we generate no cash revenues other than the $19,216 that we had available as of November 30, 2008, we will need to raise additional funds during the next 6 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2008, our total assets were $150,069, our total liabilities were $84,566, and stockholders’ equity was $65,503.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control-Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until November 30, 2008, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the six months ending May 31, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the six months ending May 31, 2009. We will need to raise additional funds to fully fund our operations for the six month period beginning December 1, 2008. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

January 14 , 2009

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

January 14 , 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 14 , 2009

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

January 14 , 2009

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

Date: January 14, 2009

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

Date: January 14 , 2009

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

The quarterly report on Form 10-Q for the quarter ended November 30, 2008 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14 , 2009

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: January 14 , 2009

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer