Form 10-Q/A
period 2008-11-30
Portlogic Systems Inc.
filed 2009-01-16
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

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

Yes  No  X

As of January 16, 2009, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q/A

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

Item 6.

Exhibits.

27

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q/A may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q/A, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q/A, except as required by law.

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

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM BALANCE SHEETS
AS OF NOVEMBER 30, 2008 AND MAY 31, 2008
(Amounts expressed in US Dollars)
	Nov 30, 2008	May 31, 2008
	$	$
ASSETS
Current
Cash	19,216	34,450
Accounts Receivable, net of Allowance for Doubtful Accounts	9,807	2,210
Prepaid Expenses and Deposits	2,705	2,551
	31,728	39,211
Long-term
Equipment, net of Accumulated Depreciation	4,341	4,108
Source Code, net of Accumulated Amortization	114,000	139,333
TOTAL ASSETS	150,069	182,652

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	52,566	33,764
Note Payable	25,000	-
Convertible Loan	7,000	7,000
	84,566	40,764

Commitments	-	-

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

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
ENDED NOVEMBER 30, 2008 AND 2007, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2008
(Amounts expressed in US Dollars)	June 22, 2004 (inception) through November 30, 2008	For the Six Months		For the Three Months
		Ended November 30		Ended November 30
		2008	2007	2008	2007
	$	$	$	$	$
Gross Margin (Loss)
Revenue	67,517	26,363	14,767	12,576	14,767
Cost of goods sold	82,520	36,553	10,300	15,597	10,300
	(15,003)	(10,190)	4,467	(3,021)	4,467

Leasing and consulting fees earned	23,000	-	6,250	-	2,070
	7,997	(10,190)	10,717	(3,021)	6,537

Expenses
Selling and administrative	323,391	64,379	75,509	42,590	50,735
Depreciation	6,803	1,816	1,506	955	585
	330,194	66,195	77,015	43,545	51,320

Net Loss for the period	(322,197)	(76,385)	(66,298)	(46,566)	(44,783)

Net Loss per share for the period
Basic and fully diluted		(0.002)	(0.002)	(0.001)	(0.001)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,386,666	34,415,237	34,386,666

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

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008 AND 2007,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2008
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) through November 30, 2008	For the six months ended November 30, 2008	For the six months ended November 30, 2007
	$	$	$
Cash Flows from Operating Activities
Net Loss	(322,197)	(76,385)	(66,298)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	6,803	1,816	1,506
Amortization of source code	38,000	25,333	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(9,807)	(7,597)	7,500
(Increase) decrease in prepaid expenses and deposits	(2,705)	(154)	(107)
Increase (decrease) in revenue received in advance	-	-	(6,250)
Increase (decrease) in accounts payable and accrued liabilities	52,566	18,802	(25,575)
Cash flows used in operating activities	(237,340)	(38,185)	(89,224)

Cash Flows from Investing Activities
Purchase of equipment	(11,144)	(2,049)	(2,432)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	(2,049)	(2,432)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	25,000	25,000	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	307,700	25,000	-
Increase (decrease) in cash	19,216	(15,234)	(91,656)
Cash, beginning of period	-	34,450	202,332
Cash, end of period	19,216	19,216	110,676

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

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

Portlogic Systems Inc. is a Toronto, Canada based development stage company that creates and licenses online interactive community portal software systems.  The Company has developed and is in the process of developing a series of web-based community portal products.

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

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Financial statement items subject to significant judgment include the expected life of equipment and source code, the net realizable value of accounts receivable, the completeness of expense accruals, as well as income taxes and loss contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2008, cash equivalents amounted to $0 (November 30, 2007- $0).

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software).

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

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

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

NOTE 5.   EQUIPMENT

Equipment – November 30, 2008	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	3,862	3,921
Computer software	3,361	2,941	420
	11,144	6,803	4,341

Equipment – May 31, 2008	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

NOTE 6.   SOURCE CODE

Source Code – November 30, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	38,000	114,000

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	12,667	139,333

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

c)

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

We are currently in the development stage and our business comprises developing and licensing portal software products and related services. We have developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We are developing three additional other software products which are each being designed to allow customers in other industries to operate portals. The intended customer markets for these products under development are professional service providers, online content publishers, as well as personal consumers interested in utilizing online community software aimed at families. Currently, our primary target market consists of entrepreneurs in the United States and Canada who wish to operate online social networking businesses. We have a financial year end of May 31.

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

We incurred $10,300 in cost of goods sold for the six months ended November 30, 2007 to generate the product revenue that we began recognizing in the three month period from September 1 through to November 30, 2007.  The work completed to earn the ancillary revenue was provided in-house.

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

NET INCOME/LOSS

During the six months ended November 30, 2008, we incurred a net loss of $76,385 compared with a net loss of $66,298 for the six months ended November 30, 2007. The increase in revenue of $11,596 and decrease in selling and administrative expenses of $11,130 due primarily to a decrease in legal fees were more than offset by $25,333 amortization of source code which did not begin until the third quarter of fiscal 2008.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $19,216 that we had available as of November 30, 2008, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Chief Technology Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q/A.  Based on that evaluation, our Principal Executive Officer and Chief Technology Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed,  summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Technology Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Exhibit

No.        Identification of Exhibit

21.1

Subsidiaries of the Registrant (previously filed).

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

January 16, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 16, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

January 16, 2009

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

Date: January 16 , 2009

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

Date: January 16, 2009

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

The quarterly report on Form 10-Q/A for the quarter ended November 30, 2008 (the "Form 10-Q/A") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 16, 2009

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: January 16, 2009

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer