Form 10-Q
period 2009-02-28
Portlogic Systems Inc.
filed 2009-04-20
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Feabruary 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  No  X

As of April 20, 2009, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended February 28, 2009

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

FEBRUARY 28, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Balance Sheets as of February 28, 2009 and May 31, 2008	6

Unaudited Interim Statements of Operations for the Three and Nine Months ended February 28, 2009 and February 29, 2008, and the Period from June 22, 2004 (Inception) to February 28, 2009	7

Unaudited Interim Statement of Changes in Stockholders Equity for the Period from June 22, 2004 (Inception) to February 28, 2009	8

Unaudited Interim Statements of Cash Flows for the Nine Months ended February 28,	9
2009 and February 29, 2008, and the Period from June 22, 2004 (Inception) to February 28, 2009

Notes to Unaudited Interim Financial Statements	10-17

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM BALANCE SHEETS
AS OF FEBRUARY 28, 2009 AND MAY 31, 2008
(Amounts expressed in US Dollars)
	Feb 28, 2009	May 31, 2008
	$	$
ASSETS
Current
Cash	11,974	34,450
Accounts Receivable, net of Allowance for Doubtful Accounts	9,807	2,210
Prepaid Expenses and Deposits	2,724	2,551
	24,505	39,211
Long-term
Equipment, net of Accumulated Depreciation	3,553	4,108
Source Code, net of Accumulated Amortization	101,333	139,333
TOTAL ASSETS	129,391	182,652

LIABILITIES
Current
Accounts Payable and Accrued Liabilities	63,162	33,764
Note Payable	25,000	-
Convertible Loan	7,000	7,000
	95,162	40,764

Commitments	-	-

STOCKHOLDERS’ EQUITY
Capital Stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at February 28, 2009 and May 31, 2008 respectively
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at February 28, 2009 and May 31, 2008 respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(353,471)	(245,812)
	34,229	141,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	129,391	182,652

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2009

(Amounts expressed in US Dollars)

	June 22, 2004 (inception) through February 28, 2009	For the Nine Months		For the Three Months
		Ended February 28/29		Ended February 28/29
		2009	2008	2009	2008
	$	$	$	$	$
Gross Margin (Loss)
Revenue	73,193	32,039	26,263	5,676	11,496
Cost of goods sold	98,661	52,694	20,400	16,141	10,100
	(25,468)	(20,655)	5,863	(10,465)	1,396

Leasing and consulting fees earned	23,000	-	6,250	-	-
	(2,468)	(20,655)	12,113	(10,465)	1,396

Expenses
Selling and administrative	343,412	84,400	123,935	20,021	48,184
Depreciation	7,591	2,604	2,586	788	861
	351,003	87,004	126,521	20,809	49,045

Net Loss for the period	(353,471)	(107,659)	(114,408)	(31,274)	(47,649)

Net Loss per share for the period
Basic and fully diluted		(0.0031)	(0.0033)	(0.0009)	(0.0014)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,391,795	34,415,237	34,391,795

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2009
(Amounts Expressed in US Dollars)				Deficit
	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ 0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss from June 1, 2008 to February 28, 2009	-	-	-	(107,659)	(107,659)
Balance as of February 28, 2009	34,415,237	34,415	353,285	(353,471)	34,229

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2009
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) through February 28, 2009	For the nine months ended February 28, 2009	For the nine months ended February 29, 2008
	$	$	$
Cash Flows from Operating Activities
Net Loss	(353,471)	(107,659)	(114,408)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	7,591	2,604	2,586
Amortization of source code	50,667	38,000	-
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(9,807)	(7,597)	7,500
(Increase) decrease in prepaid expenses and deposits	(2,724)	(173)	(5,223)
Increase (decrease) in revenue received in advance	-	-	(6,250)
Increase (decrease) in accounts payable and accrued liabilities	63,162	29,398	(13,930)
Cash flows used in operating activities	(244,582)	(45,427)	(129,725)

Cash Flows from Investing Activities
Purchase of equipment	(11,144)	(2,049)	(2,432)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	(2,049)	(2,432)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	25,000	25,000	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	10,000
Cash flows provided by financing activities	307,700	25,000	10,000
Increase (decrease) in cash	11,974	(22,476)	(122,157)
Cash, beginning of period	-	34,450	202,332
Cash, end of period	11,974	11,974	80,175

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

The Company has incurred losses from inception and, during the nine month period ended February 28 2009, the Company utilized $45,427 (2008 - $129,725) of cash in operations.  At February 28, 2009, the Company reported a deficit of $353,471 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

FEBRUARY 28, 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009 and the results of operations, stockholders’ equity and cash flows presented herein have been included in the financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2009, cash equivalents amounted to $0 (February 29, 2008- $0).

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

FEBRUARY 28, 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $3,470 for the nine month period ended February 28, 2009 (2008 - $0).

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

FEBRUARY 28, 2009

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

FEBRUARY 28, 2009

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement has not had a material effect on the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities.  SFAS No. 162 is effective November 15, 2008. The adoption of this statement has not had a material effect on the Company’s reported financial position or results of operations.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

NOTE 5.   EQUIPMENT

Equipment – February 28, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	4,511	3,272
Computer software	3,361	3,080	281
	11,144	7,591	3,553

Equipment – May 31, 2008	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

NOTE 6.   SOURCE CODE

Source Code – February 28, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	50,667	101,333

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	12,667	139,333

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

The Company did not capitalize any additional source code software for the nine month period ending February 28, 2009, or for fiscal years ending May 31, 2008 and 2007.

Amortization expense, included in cost of sales, amounted to $38,000 for the nine month period ending February 28, 2009 (February 28, 2008 - $0).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Feb 28, 2009	May 31, 2008
	$	$
Audit and Review	28,000	17,500
Bookkeeping and Accounting	21,000	6,100
Legal	5,237	6,000
Other	1,600	1,600
Credit Cards	6,246	2,564
Interest Payable	1,079	-
	63,162	33,764

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

FEBRUARY 28, 2009

(Amounts expressed in US Dollars)

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The agreement has been continued on a month-to-month basis to February 28, 2009.

b)

On September 1, 2007, the Company entered into a web hosting and system administration service agreement with an independent third party.  The Company must pay a monthly fee of $1,200 for ongoing maintenance and troubleshooting.  On the same date, a software programming agreement was entered into with the same party to provide programming services at pre-determined hourly rates.  Both agreements, originally for six months, have been extended for an additional twelve months and they have been continued on a month-to-month basis to February 28, 2009.

c)

Transactions with related parties were in the normal course of operations and were recorded at the value agreed to by the related parties.

NOTE 11.   SUBSEQUENT EVENTS

On March 24, 2009, the Company’s shares were listed on the OTC Bulletin Board with the trading symbol “PSGY.OB”.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the nine months ended February 28, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 28, 2009. This quarterly report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH

Our cash equivalents are comprised of highly liquid instruments with a maturity of three months or less when purchased.  As of February 28, 2009, our cash equivalents amounted to $0 (February 29, 2008 - $0)

SOURCE CODE

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133".  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement has not had a material effect on the Company’s reported financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities.  SFAS No. 162 is effective November 15, 2008. The adoption of this statement has not had a material effect on the Company’s reported financial position or results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FASB 159").  FASB 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted FASB 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of FASB 159 and, therefore, the adoption of FASB 159 did not have an impact on its financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008

REVENUE

For the nine months ended February 28, 2009, we recognized $32,039 in product revenue. For the nine months ended February 29, 2008, we recognized $26,263 in product revenue and $6,250 in ancillary revenue.

COST OF GOODS SOLD

We incurred $52,694 in cost of goods sold for the nine months ended February 28, 2009. Amortization of our source code is included in cost of sales, in the amount of $38,000 for the nine months ending February 28, 2009.  Amortization commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $20,400 in cost of goods sold for the nine months ended February 29, 2008 to generate the product revenue that we began recognizing in the six month period from September 1, 2007 through to February 28, 2008.  The work completed to earn the ancillary revenue was provided in-house.

EXPENSES

During the nine months ended February 28, 2009, we incurred total expenses of $87,004 comprised of selling and administrative expense of $84,400 and depreciation of $2,604; compared with total expenses of $126,521 comprised of selling and administrative expense of $123,935 and depreciation of $2,586 for the same period in 2008.  The largest expense for both periods pertained to consulting and professional fees.

NET INCOME/LOSS

During the nine months ended February 28, 2009, we incurred a net loss of $107,659 compared with a net loss of $114,408 for the nine months ended February 29, 2008.  The reduction in net loss was due to higher selling administrative expenses in the nine months ended February 29, 2008 because of one-time charges to set up our website and for legal fees to file our registration statement, partly offset by the $38,000 amortization of the source code during the current period.

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

As of February 28, 2009, we had cash of $11,974.  We had total current assets of $24,505.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $11,974 that we had available as of February 28, 2009, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 28, 2009, our total assets were $129,391, our total liabilities were $95,162, and stockholders’ equity was $34,229.

SUBSEQUENT EVENTS

On March 24, 2009, our company’s shares were listed on the OTC Bulletin Board with the trading symbol “PSGY.OB”.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 28, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control-Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of February 28, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until February 28, 2009, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the three months ending May 31, 2009 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the three months ending May 31, 2009. We will need to raise additional funds to fully fund our operations for the three month period beginning March 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the third quarter of our fiscal year ended May 31, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.        Identification of Exhibit

21.1

Subsidiaries of the Registrant (filed herewith).

31.1

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

April 20, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

April 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

April 20, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

April 20, 2009

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

Date: April 20, 2009

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

Date: April 20, 2009

/s/  Edvard Halupa

--------------------------------------

By:  Edvard Halupa

Chief Technology Officer

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

The quarterly report on Form 10-Q for the quarter ended February 28, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 20, 2009

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: April 20, 2009

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer