Form 10-K
period 2009-05-31
Portlogic Systems Inc.
filed 2009-08-31
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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
Yes  No X

As of August 31, 2009, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2009

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

10

Item 2.

Properties.

15

Item 3.

Legal Proceedings.

  15

Item 4.

Submission of Matters to a Vote of Security Holders.

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

16

Item 6.

Selected Financial Data.

16

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

21

Item 8.

Financial Statements and Supplementary Data.

22

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

37

Item 9A(T).  Controls and Procedures.

37

Item 9B.

Other Information.

38

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

38

Item 11.

Executive Compensation.

40

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

42

Item 13.

Certain Relationships and Related Transactions, and Director Independence

43

Item 14.

Principal Accountant Fees and Services.

43

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

45

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

We have not been profitable since our inception. The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2009 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

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

Despite our main web-based community portal products still being under development, starting in September 2007, we began recognizing short-term revenue for providing dating software websites for small customers. For the year ended May 31, 2009, we received $42,977 in revenues.  Prior to September 2007, we received $23,000 in ancillary revenues from two customers, Metapoint Technologies Corp and JOYN Internet Communities, Inc. for providing website layout and design, as well as software licensing.

Our current revenues are evenly supported by our customer base; none of our clients represent major customers as a percentage or dollar amount of total revenues.

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

INTELLECTUAL PROPERTY

As of May 31, 2009, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

Our business plan contemplates that we will market our products and services in part by entering into master licensing agreements with resellers who wish to license our products to their own customers in return for the reseller paying us a fixed fee or proportion of revenues received from their customers. From inception to date, we have entered into only one master licensing arrangement. On April 1, 2007, we entered into a Master Software Licensing Agreement with JOYN Internet Communities, Inc. under which JOYN was granted the right to license our online dating system software on thirty websites operated by JOYN’s customers in exchange for a fixed payment of $7,500 for each six-month period commencing May 1, 2007. This agreement terminated on October 31, 2007 and has not been renewed.

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

NEW PRODUCT DEVELOPMENT

Using the programming source code of the portal software for our online social networking system, we are developing three additional portal software products, each of which we intend to market to a specific customer market. We expect that many of the basic functions of these additional products will be similar to our online dating portal software product. However, we expect that these additional products will have certain differences that are specific to the needs and interests of the particular customer segment that we plan to market each product to. We anticipate that these differences will include the appearance and functions of the administrative interface, the features that are available to users accessing the customer’s portal, and the types of plug-ins that are available. We expect that the methods that we will use to earn revenues from each of these products will be similar to the methods that we use to earn revenues from our online dating system product.  The first of the three. ‘Families’ is in the testing phase.

EMPLOYEES AND CONTRACTORS

As of August 31, 2009 we had two employees, consisting solely of our two directors, Jueane Thiessen and Edvard Halupa. Ms. Thiessen who is also our President, Secretary, and Treasurer spends approximately 30 hours per week on services provided to us.  Mr. Halupa who is also our Chief Technology Officer spends approximately 10 hours per week on services provided to us.

We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, and sales personnel. As of August 31, 2009, our principal contractor has been Euroweb Technologie s.r.o. whom we have agreements with to provide website hosting and system administration services, as well as software programming services.  We also use a commissioned salesperson, Jacques Poulin, to help us with sales. As well as these regular contractors, from time to time we have retained contractors for one-off purposes, such as to compose website text according to the needs of our clients.

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

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2009 and May 31, 2008, and for the period from inception, June 22, 2004, to May 31, 2009, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2009 reflect a cumulative net loss of $403,367. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor's report for the year ended May 31, 2009 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Although our main web-based community portal products are still being developed, we realized some revenues, starting in September 2007, for providing dating software websites. We have also derived some ancillary revenue by providing website layout and web portal design services, as well as software licensing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable and our stockholders may lose their entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2010 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2010. We will need to raise additional funds to fully fund our operations for the twelve month period beginning June 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Substantially all of our revenue has been derived from short-term contract engagements.  If these customers do not enter into additional contracts with us, you may lose your entire investment because we may be unable to obtain new revenues that generate sufficient cash to meet our obligations.

Our contracts with our current customers are short-term in nature and there is no guarantee that we will enter into new contracts and receive additional revenues from these customers in the future. We anticipate that we will rely on a small number of short-term engagements and customers for at least the next 12 months. Our existing customers and/or new customers may not provide us with sufficient levels of revenue to generate profits or even to sustain operations. We may not be able to replace the revenues generated by any existing customer that chooses not to enter into additional contract engagements with us.

Risks Relating To Our Stock

Our shares of common stock are listed but are not and may never be quoted on any exchange or listing service. It may be difficult or impossible for you to sell your shares.

Our common stock is listed but not quoted on any exchange or listing service and it may never be quoted on any exchange or listing service. Persons who acquire shares of our common stock will have limited liquidity or opportunity to sell their shares and may not be able to recover any funds that have been invested in our common stock.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2009, and she may not vote her shares in a manner that benefits minority shareholders.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office beginning  March 14, 2007, and have renewed for two additional one-year periods. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2009, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

As of August 31, 2009, no established public trading market exists for our securities. Our common stock is quoted on the OTC Bulletin Board under the symbol "PGSY.OB." but our stock has not started trading yet.

We have 34,415,237 shares of common stock outstanding.  We have no common equity subject to outstanding purchase options or warrants.

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

HOLDERS

As of August 31, 2009, we had approximately 40 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2009. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2009, cash equivalents amounted to $8,007 (May 31, 2008- $5,246).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in U.S. dollars, which is our functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss (gain) amounted to $1,012 for the year end May 31, 2009 (2008 – ($583)).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted SFAS No. 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” ("SFAS No. 157").  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s financial statements.  Under FSP 157-2, the Company will be required to apply SFAS No. 157 to its nonfinancial assets and liabilities beginning June 1, 2009. Management is currently reviewing the applicability of SFAS No. 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The Company adopted SFAS No. 161 effective December 1, 2008.  The adoption of this standard did not have a material impact on the Company’s financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” ("SFAS No. 165"). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standard No.168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” ("SFAS No. 168").  The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff  Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after  September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for the Company. The Company will provide the disclosures about the fair value of financial instruments required by FSP FAS 107-1 and APB 28-1 in its interim financial statement disclosures beginning in fiscal 2010.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2009 and MAY 31, 2008

REVENUE

For the fiscal year ended May 31, 2009, we recognized $42,977 in product revenue. For the fiscal year ended May 31, 2008, we recognized $41,154 in product revenue and $6,250 in ancillary revenue.

COST OF GOODS SOLD

We incurred $65,361 in cost of goods sold for the year ended May 31, 2009. Amortization of our source code is included in cost of sales, in the amount of $50,667 for the year ending May 31, 2009.  Amortization commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $45,967 in cost of goods sold for the year ended May 31, 2008 to generate the product revenue that we began recognizing in the nine month period from September 1, 2007 through to May 31, 2008.  The work completed to earn the ancillary revenue was provided in-house. Amortization of our source code of $12,667 is included in cost of sales.

EXPENSES

During the year ended May 31, 2009, we incurred total expenses of $135,171 comprised of selling and administrative expense of $131,780 and depreciation of $3,391; compared with total expenses of $188,865 comprised of selling and administrative expense of $185,418 and depreciation of $3,447 for the same period in 2008.  The largest expense for both periods pertained to consulting and professional fees.

NET INCOME/LOSS

During the year ended May 31, 2009, we incurred a net loss of $157,555 compared with a net loss of $187,428 for the year ended May 31, 2008.  The reduction in net loss was due to higher selling administrative expenses in the year ended May 31, 2008 because of one-time charges to set up our website and for legal fees to file our registration statement, partly offset by the $50,667 amortization of the source code during the current period.

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

As of May 31, 2009, we had cash and cash equivalents of $13,468.  We had total current assets of $26,126.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $13,468 that we had available as of May 31, 2009, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2009, our total assets were $117,558, our total liabilities were $133,225, and stockholders’ equity was $(15,667).

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

PART I

Item 8.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008, AND THE PERIOD FROM

JUNE 22, 2004 (INCEPTION) TO MAY 31, 2009

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Report of Independent Registered Public Accounting Firm	23
Balance Sheets as of May 31, 2009 and May 31, 2008	24

Statements of Operations for the Years ended May 31, 2009 and May 31, 2008, and the Period from June 22, 2004 (Inception) to May 31, 2009	25

Statements of Changes in Stockholders’ Equity for the Years Ended May 31, 2009 and 2008, and the Period from June 22, 2004 (Inception) to May 31, 2009	26

Statements of Cash Flows for the Years ended May 31, 2009 and 2008, and the	27
Period from June 22, 2004 (Inception) to May 31, 2009

Notes to Financial Statements	28-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Portlogic Systems Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Portlogic Systems, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2009 and May 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the years ended May 31, 2009 and May 31, 2008, and for the period from June 22, 2004 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and May 31, 2008, and the results of its operations and its cash flows for each of the years ended May 31, 2009 and May 31, 2008 and for the cumulative period from June 22,2004 (inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Signed: “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Canada

August 28, 2009

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
BALANCE SHEETS AS OF MAY 31, 2009 AND 2008
(Amounts expressed in US Dollars)
	May 31, 2009	May 31, 2008
	$	$
ASSETS
Current
Cash and cash equivalents	13,468	34,450
Accounts and other receivables, net of allowance for doubtful accounts of Nil at May 31, 2009 and 2008	9,807	2,210
Prepaid expenses and deposits	2,851	2,551
	26,126	39,211
Long-term
Equipment, net	2,766	4,108
Source code, net	88,666	139,333
TOTAL ASSETS	117,558	182,652

LIABILITIES
Current
Accounts payable and accrued liabilities	96,225	33,764
Note payable	30,000	-
Convertible loan	7,000	7,000
	133,225	40,764

Commitments	-	-

STOCKHOLDERS’ EQUITY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at May 31, 2009 and 2008
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at May 31, 2009 and 2008	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(403,367)	(245,812)
	(15,667)	141,888

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	117,558	182,652

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2009 AND 2008,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2009
(Amounts expressed in US Dollars)

	June 22, 2004	For the year ended	For the year ended
	(inception) to May 31, 2009	May 31, 2009	May 31, 2008

	$	$	$
Gross margin (loss)
Revenue	84,131	42,977	41,154
Cost of goods sold	111,328	65,361	45,967
	(27,197)	(22,384)	(4,813)

Leasing and consulting fees earned	23,000	-	6,250
	(4,197)	(22,384)	1,437

Expenses
Selling and administrative	390,792	131,780	185,418
Depreciation	8,378	3,391	3,447
	399,170	135,171	188,865

Net loss for the year / period	(403,367)	(157,555)	(187,428)

Net loss per share for the year
Basic and fully diluted		(0.0046)	(0.005)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,397,752

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2009
(Amounts Expressed in US Dollars)				Deficit
	Common Stock	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ 0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss for the year	-	-	-	(157,555)	(157,555)
Balance as of May 31, 2009	34,415,237	34,415	353,285	(403,367)	(15,667)

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2009 AND 2008,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2009
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to May 31, 2009	For the year ended May 31, 2009	For the year ended May 31, 2008
	$	$	$
Cash Flows from Operating Activities
Net Loss	(403,367)	(157,555)	(187,428)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	8,378	3,391	3,447
Amortization of source code	63,334	50,667	12,667
Changes in operating assets and liabilities
(Increase) decrease in accounts and other receivables	(9,807)	(7,597)	5,290
Increase in prepaid expenses and deposits	(2,851)	(300)	(264)
Decrease in revenue received in advance	-	-	(6,250)
Increase (decrease) in accounts payable and accrued liabilities	96,225	62,461	(2,469)
Cash flows used in operating activities	(248,088)	(48,933)	(175,007)

Cash Flows from Investing Activities
Purchase of equipment	(11,144)	(2,049)	(2,875)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	(2,049)	(2,875)

Cash Flows from Financing Activities
Proceeds from issuance of note payable	30,000	30,000	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	10,000
Cash flows provided by financing activities	312,700	30,000	10,000
Increase (decrease) in cash and cash equivalents	13,468	(20,982)	(167,882)
Cash and cash equivalents, beginning of period	-	34,450	202,332
Cash and cash equivalents, end of period	13,468	13,468	34,450

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

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

The Company has incurred losses from inception and, during the year ended May 31, 2009, the Company utilized $48,933 (2008 - $175,007) of cash in operations.  At May 31, 2009, the Company reported a deficit of $403,367 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2009, cash equivalents amounted to $8,007 (May 31, 2008 - $5,246).

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $3,749 for the year ended May 31, 2009 (2008 - $2,729).

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss (gain) amounted to $1,012 for the year end May 31, 2009 (2008 – ($583)).

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

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of the convertible loan into common shares would have an anti-dilutive effect.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.  The Company had no other comprehensive income (loss) for the fiscal years ended May 31, 2009 and 2008. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, accounts receivable and other recivables, accounts payable and accrued liabilities, note payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and accounts receivable.  Cash and cash equivalent comprises deposits with major commercial banks and/or checking account balances.  With respect to accounts receivable, the Company performs periodic credit evaluations of the financial condition of its customers and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific customers and other information.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

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

Recent Accounting Pronouncements Adopted

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently measured at fair value.  The Company adopted SFAS No. 159 effective June 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159 and, therefore, the adoption of SFAS No. 159 did not have an impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” ("SFAS No. 157").  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s financial statements.  Under FSP 157-2, the Company will be required to apply SFAS No. 157 to its nonfinancial assets and liabilities beginning June 1, 2009. Management is currently reviewing the applicability of SFAS No. 157 to the Company’s nonfinancial assets and liabilities and the potential impact that application will have on its financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The Company adopted SFAS No. 161 effective December 1, 2008.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements to be Adopted

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” ("SFAS No. 165"). SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or available to be issued.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standard No.168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” ("SFAS No. 168").  The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff  Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  This Statement is effective for financial statements issued for interim and annual periods ending after  September 15, 2009.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Management does not expect the adoption of this statement to have a material effect on the Company’s future reported financial position or results of operations.

 In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which is the first quarter of fiscal 2010 for the Company. The Company will provide the disclosures about the fair value of financial instruments required by FSP FAS 107-1 and APB 28-1 in its interim financial statement disclosures beginning in fiscal 2010.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, except for those items that have been deferred under FSP FAS 157-2 (see Note 3).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash equivalents	-	$8,007	-	$8,007
Liability
Convertible Loan	-	$7,000	-	$7,000

NOTE 5.   EQUIPMENT

Equipment – May 31, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	5,160	2,623
Computer software	3,361	3,218	143
	11,144	8,378	2,766

Equipment – May 31, 2008	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	5,734	2,793	2,941
Computer software	3,361	2,194	1,167
	9,095	4,987	4,108

Depreciation expense amounted to $3,391 for the year ending May 31, 2009 (May 31, 2008 - $3,447).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE

Source Code – May 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	63,333	88,666

Source Code – May 31, 2008	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	12,667	139,333

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

The Company did not capitalize any additional source code software for the year ending May 31, 2009, or for fiscal years ending May 31, 2008 and 2007.

Amortization expense, included in cost of goods sold, amounted to $50, 667 for the year ending May 31, 2009 (May 31, 2008 - $12,667).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31 2009	May 31, 2008
	$	$
Audit and review	47,493	17,500
Bookkeeping and accounting	29,107	6,100
Legal	2,237	6,000
Other	9,496	1,600
Credit cards	6,631	2,564
Interest payable	1,261	-
	96,225	33,764

NOTE 8.   NOTE PAYABLE

On July 18, 2008, the Company issued a Note Payable in consideration of a draw down unsecured loan up to an aggregate of  $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on July 18, 2009 unless demanded earlier.

On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down.

The balance payable on this Notes Payable has been extended for another year under the same terms.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, is unsecured, matures March 11, 2010 and bears interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail.  The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2008.

NOTE 10.  INCOME TAXES

a)

The total provision for income taxes differs from the amount which would be computed by applying the income tax rate to income (loss) before provision for income taxes.  The reasons for these differences are as follows:

2009

2008

Amount

Amount

	$	%	$	%
Net loss	(157,555)		(187,428)
Income tax computed at statutory income tax rate (recovery)	(53,569)	34.0	(64,475)	34.4
Tax rate change and others	(1,694)	1.0	(21,792)	11.6
Change of valuation allowance	55,263	(35.0)	86,267	(46.0)
Net income tax recovery	-	-	-	-

b)

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards.  Temporary differences and loss carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

	May 31 2009	May 31, 2008
Deferred tax asset:	$	$
Net operating loss carryforwards	167,144	103,000
Deferred tax liabilities:
Equipment and source code	(29,881)	(21,000)
Net deferred tax asset	137,263	82,000

Less: valuation allowance	(137,263)	(82,000)
Net deferred tax asset	-	-

c)

At May 31, 2009 the Company had cumulative net operating loss carry-forwards of approximately $491,600 which expire at various dates as follows:

$

2015

7,000

2026

12,000

2027

40,000

2028

251,000

2029

181,600

491,600

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2009 AND 2008

(Amounts expressed in US Dollars)

NOTE 11.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

During fiscal 2009, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. As at May 31, 2009, the Company had a other receivable balance of $9,807 from UOMO (2008 – Nil).

b)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for year ended May 31, 2009 amounted to $36,000 (2008 - $36,000). The agreement has been continued on a month-to-month basis. As at May 31, 2009, there was $39,822 in account payable and accrued liabilities owning to the officer (2008 -$ 7,564).

c)

On September 1, 2007, the Company entered into a web hosting and system administration service agreement with an independent third party.  The Company must pay a monthly fee of $1,200 for ongoing maintenance and troubleshooting.  On the same date, a software programming agreement was entered into with the same party to provide programming services at pre-determined hourly rates.  Both agreements, originally for six months, have been extended for an additional twelve months and they have been continued on a month-to-month basis.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2009, of our directors and executive officers.

Name	Age	Position	Director Since

Jueane Thiessen	35	Director, President, Secretary, Treasurer	2004
Edvard Halupa Javed Mawji	25 36	Director, Chief Technology Officer Director*	2008 September 2004

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

During the fiscal year ended May 31, 2009, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

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

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2009 and May 31, 2008 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2009 and 2008

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)

Jueane Thiessen, Principal Executive Officer (1)	2009 2008	36,000 36,000	36,000 36,000

Javed Mawji, Principal Executive Officer (2)	2009 2008	- 7,700	- 7,700

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

New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month.  The agreement has been continued on a month-to-month basis to May 31, 2009.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2009, we have not issued equity awards to either of our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2009, we did not pay compensation to any of our directors for serving on our board of directors. No compensation has been paid to our directors for any of the last three fiscal years.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2009, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Edvard Halupa

30,000

0.1%

Stare Grunty 36, AD-F-8

Direct Ownership

Bratislava, Slovakia

842 25

Common

Jueane Thiessen

1,250,000

3.6%

1112-155 Dalhousie Street,

Direct Ownership

Toronto, Ontario,

Canada, M5B 2P7

Common

Management as a

1,280,000

3.7%

group including all

Direct Ownership

executive officers

and directors (2 Persons)

Common

Fern Fair

18,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

Doug McClelland

2,240,000 (2)

6.5%

36C-1525 Coal Harbour Quay,

Vancouver, British Columbia,

Canada, V6G 3E7

Common

Alex Diatchine

3,490,000 (3)

10.1%

54 Walpole Street, Toronto,

Ontario, Canada, M4L 2H9

Common

JOYN Internet Communities Inc.

 (4)

2,240,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1) Based on 34,415,237 shares outstanding as of June 4, 2008.

(2) Mr. McClelland is a director of JOYN Internet Communities, Inc., he is also an indirect beneficial owner of the 2,240,000 shares held directly by JOYN Internet Communities, Inc.

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

As of May 31, 2009, we had no equity securities authorized for issuance.

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

DIRECTOR INDEPENDENCE

As of June 1, 2009, the following individuals each served as a director on our Board:

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

Item 14. Principal Accounting Fees and Services

We engaged MSCM LLP as our independent auditors to report on our balance sheet as of May 31, 2009, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

The aggregate fees billed by our auditors, MSCM LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2008 were $21,500.

The aggregate fees billed by our auditors, MSCM LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2009 have not been billed as of August 31, 2009 but we estimate that they will be approximately $21,500. The fees charged by our auditors to review our interim financial statements for the first, second and third quarters of 2009 were $22,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

During the last two fiscal years, no fees were billed or incurred for services which were related to tax compliance, tax advice, or tax planning by our auditors.  No fees were paid for tax preparation services.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2009 and 2008

•

Statements of Operations for the years ended May 31, 2009 and 2008 and the period from June 22, 2004 (inception) to May 31, 2009

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2009 and 2008 and the period from June 22, 2004 (inception) to May 31, 2009

•

Statements of Cash Flows for the years ended May 31, 2009 and  2008 and the period from June 22, 2004 (inception) to May 31, 2009

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

Identification of Exhibit

3.1

Amended and Restated Articles of Incorporation, dated June 23, 2008.

(included as Exhibit 3.5 to the Form S-1/A filed June 24, 2008 and incorporated herein by reference)

3.2

Amendment to Bylaws, dated June 23, 2008 (filed herewith).

(included as Exhibit 3.7 to the Form S-1/A filed June 22, 2008 and incorporated herein by reference)

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

23.1.

Consent of MSCM LLP relating to the audit of the financial statements for the years ended May 31, 2009 and 2008 (filed herewith).

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

August 31, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

August 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 31, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

August 31, 2009

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

Date: August 31, 2009

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

Date: August 31, 2009

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

The annual report on Form 10-K for the fiscal year ended May 31, 2009 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 31, 2009

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: August 31, 2009

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer