Form 10-Q
period 2009-08-31
Portlogic Systems Inc.
filed 2009-10-15
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

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

Yes  No  X

As of October 15, 2009, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2009

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

23

Item 4T.

Controls and Procedures.

23

PART II

Item 1.

Legal Proceedings.

  25

Item 1A.

Risk Factors.

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.

Defaults Upon Senior Securities.

28

Item 4.

Submission of Matters to a Vote of Security Holders.

28

Item 5.

Other Information.

28

Item 6.

Exhibits.

28

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

AUGUST 31, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Balance Sheets as of August 31, 2009 and May 31, 2009	6

Unaudited Interim Statements of Operations for the Three Months ended August 31, 2009 and 2008, and the Period from June 22, 2004 (Inception) to August 31, 2009	7

Unaudited Interim Statements of Changes in Stockholders Equity for the Period from June 22, 2004 (Inception) to August 31, 2009	8

Unaudited Interim Statements of Cash Flows for the Three Months ended August 31,	9
2009 and 2008, and the period from June 22, 2004 (Inception) to August 31, 2009

Notes to Unaudited Interim Financial Statements	10-18

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM BALANCE SHEETS
AS OF AUGUST 31, 2009 AND MAY 31, 2009
(Amounts expressed in US Dollars)
	August 31, 2009	May 31, 2009
	$	$
ASSETS
Current
Cash and cash equivalents	102,707	13,468
Accounts and other receivables, net of allowance for doubtful	9,807	9,807
accounts as of Nil at August 31, 2009 and May 31, 2009
Prepaid expenses and deposits	3,027	2,851
	115,541	26,126
Long-term
Equipment, net	2,142	2,766
Source code, net	76,000	88,666
TOTAL ASSETS	193,683	117,558

LIABILITIES
Current
Accounts payable and accrued liabilities	64,075	96,225
Notes payable	180,000	30,000
Convertible loan	7,000	7,000
	251,075	133,225

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at August 31, 2009 and May 31, 2009 respectively
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at August 31, 2009 and May 31, 2009 respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(445,092)	(403,367)
	(57,392)	(15,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	193,683	117,558

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2009
(Amounts expressed in US Dollars)
	June 22, 2004 (inception)	For the Three Months	For the Three Months
	to	ended	ended
	August 31, 2009	August 31, 2009	August 31, 2008
	$	$	$
Gross margin (loss)
Revenue	86,374	2,243	13,787
Cost of goods sold	123,994	12,666	20,956
	(37,620)	(10,423)	(7,169)

Leasing and consulting fees earned	23,000	-	-
	(14,620)	(10,423)	(7,169)

Expenses
Selling and administrative	421,470	30,678	21,789
Depreciation	9,002	624	861
	430,472	31,302	22,650

Net loss for the period	(445,092)	(41,725)	(29,819)

Net loss per share for the period
Basic and fully diluted		(0.0012)	(0.0009)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,415,237

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2009				Deficit
(Amounts Expressed in US Dollars)	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss for the year	-	-	-	(157,555)	(157,555)
Balance as of May 31, 2009	34,415,237	34,415	353,285	(403,367)	(15,667)

Net loss from June 1 to August 31, 2009				(41,725)	(41,725)
Balance as of August 31, 2009	34,415,237	34,415	353,285	(445,092)	(57,392)

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2009
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to August 31, 2009	For the three months ended August 31, 2009	For the three months ended August 31, 2008
	$	$	$
Cash Flows from Operating Activities
Net Loss	(445,092)	(41,725)	(29,819)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	9,002	624	861
Amortization of source code	76,000	12,666	12,666
Changes in operating assets and liabilities
Increase in accounts and other receivables	(9,807)	-	(9,807)
Increase in prepaid expenses and deposits	(3,027)	(176)	(41)
Increase (decrease) in accounts payable and accrued liabilities	64,075	(32,150)	(13,154)
Cash flows used in operating activities	(308,849)	(60,761)	(26,367)

Cash Flows from Investing Activities
Purchase of equipment	(11,144)	-	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	-	-

Cash Flows from Financing Activities
Proceeds from issuance of note payables	180,000	150,000	25,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	462,700	150,000	25,000
Increase (decrease) in cash and cash equivalents	102,707	89,239	(1,367)
Cash and cash equivalents, beginning of period	-	13,468	34,450
Cash and cash equivalents, end of period	102,707	102,707	33,083

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2009, the Company utilized $60,761 (2008 - $26,367) of cash in operations.  At August 31, 2009, the Company reported a deficit of $445,092 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2009 of Portlogic Systems Inc.

The interim financial statements present the balance sheet, statements of operations, stockholders’ deficiency and cash flows of the Company.   The financial statements have been prepared by management in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2009 and the results of operations, stockholders’ deficiency and cash flows presented herein have been included in the financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2009, cash equivalents amounted to $8,007 (May 31, 2009 - $8,007).

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

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $1,036 for the three month period ended August 31, 2009 (2008 - $507).

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,274 for the three month period ended August 31, 2009 (2008 – $425).

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

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.    Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.  The Company had no other comprehensive income (loss) for the three month period ended August 31, 2009 (2008 – Nil). As such, net loss is equivalent to total comprehensive loss.

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, accounts receivable and other receivables, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

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

AUGUST 31, 2009

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009. The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through October 15, 2009, the date the financial statements were issued.

Recent Accounting Pronouncements to be Adopted

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

NOTE 4.   FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied FAS 157 as allowed by FASB Staff Position The Company adopted SFAS No. 157, except for those items that have been deferred under FSP FAS 157-2 (see Note 3).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS (cont'd)

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash equivalents	-	$8,007	-	$8,007
Liability
Convertible Loan	-	$7,000	-	$7,000

NOTE 5.   EQUIPMENT

Equipment – August 31, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	5,698	2,085
Computer software	3,361	3,304	57
	11,144	9,002	2,142

Equipment – May 31, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	5,160	2,623
Computer software	3,361	3,218	143
	11,144	8,378	2,766

Depreciation expense amounted to $624 for the three month period ending August 31, 2009 (August 31, 2008 - $861).

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE

Source Code – August 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	76,000	76,000

Source Code – May 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	63,333	88,666

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

The Company did not capitalize any additional source code software for the three month period ending August 31, 2009.

Amortization expense, included in cost of goods sold, amounted to $12,666 for the three month period ending August 31, 2009 (August 31, 2008 - $12,666).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2009	May 31, 2009
	$	$
Audit and review	10,195	47,493
Bookkeeping and accounting	32,107	29,107
Legal	627	2,237
Other	13,096	9,496
Credit cards	5,887	6,631
Interest payable	2,163	1,261
	64,075	96,225

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 8.   NOTES PAYABLE

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

On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down.

The balance payable on this Notes Payable has been extended for another year under the same terms.

On August 26, 2009, the Company issued a Note Payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier.

On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down.

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

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. As at August 31, 2009, the Company had an other receivable balance of $9,807 from UOMO (2008 – $9,807).

b)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for the three month period ended August 31, 2009 amounted to $9,000 (2008 - $9,000). The agreement has been continued on a month-to-month basis. As at August 31, 2009, there was $42,078 in account payable and accrued liabilities owning to the officer (May 31, 2009 -$39,822).

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2009

(Amounts expressed in US Dollars)

NOTE 11.   SUBSEQUENT EVENT

On September 16, 2009, the Company incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation, in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products.

.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2009 to the same period in 2008. This management discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2009.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2009, cash equivalents amounted to $8,007 (May 31, 2009- $8,007).

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,274 for the three month period ended August 31, 2009 (2008 – $425).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009. The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through October 15, 2009, the date the financial statements were issued.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2009 and AUGUST 31, 2008

REVENUE

For the three months ended August 31, 2009, we recognized $2,243 in revenue. For the three months ended August 31, 2008, we recognized $13,787 in revenue.  The decrease in revenue for the current period was due to less advertising.

COST OF GOODS SOLD

Cost of goods sold of $12,666 for the three months ended August 31, 2009, is made up entirely of Amortization of our source code, which we include in cost of sales.  The work completed to earn revenue in this three month period was provided in-house using our source code.  Amortization of our source codecommenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $20,956 in cost of goods sold for the three months ended August 31, 2008 to generate revenue. Amortization of our source code of $12,666 is included in cost of sales.

EXPENSES

During the three months ended August 31, 2009, we incurred total expenses of $31,302 comprised of selling and administrative expense of $30,678 and depreciation of $624; compared with total expenses of $22,650 comprised of selling and administrative expense of $21,789 and depreciation of $861 for the same period in 2008.  The largest expense for both periods pertained to consulting and professional fees.

NET INCOME/LOSS

During the three months ended August 31, 2009, we incurred a net loss of $41,725 compared with a net loss of $29,819 for the three months ended August 31, 2008.  The increase in net loss was due to lower revenue in the three months ended August 31, 2009 due to less advertising, but higher selling administrative expenses due to higher consulting and web hosting expenses than the previous period.

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

As of August 31, 2009, we had cash and cash equivalents of $102,707.  We had total current assets of $115,541.

In order to ensure we continue to generate cash revenues, during the next nine months, we intend to focus on three aspects of product development. First, we intend to complete developing and begin marketing the three portal software products that we are currently developing. Second, we intend to expand the number of plug-ins that we offer to complement our basic portal software products. Third, we intend to translate our portal software products into at least two additional languages and to develop relationships with one or more contractors who can provide ongoing programming, website design, and customer support services in the additional languages that our products have been translated into.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 9 months. If we generate no cash revenues other than the $102,707 that we had available as of August 31, 2009, we will need to raise additional funds during the next 9 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a Note Payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier.

On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down.

Prior to this, on July 18, 2008, the Company had issued a Note Payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. The Company borrowed $80,000 against this loan.

Our financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2009, our total assets were $193,683, our total liabilities were $251,075, and stockholders’ deficiency was $(57,392).

SUBSEQUENT EVENT

On September 16, 2009, we incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation, in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products.

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

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

We intend to grow our Company by acquisition and further development of our source code, and if we are not successful, our business will be harmed.

Our business strategy includes the attainment of a portion of our growth through our ability to successfully execute our acquisition model and further develop our source code. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, and manage post-closing issues such as integration of the acquired business into our corporate structure. Integration issues are complex, time-consuming, and expensive and, without proper planning and implementation, could significantly disrupt our business. Potential disruptions include diversion of management's attention, loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities. If the business becomes impaired, there could be partial or full write-offs attributed to the acquisition.

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. If we do not achieve sufficient revenues to meet our future obligations, we intend to seek sufficient financial resources by issuing shares of common stock, borrowing cash from a bank or one of our directors, or a combination of these activities. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until August 31, 2009, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the nine months ending May 31, 2010 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the nine months ending May 31, 2010. We will need to raise additional funds to fully fund our operations for the nine month period beginning September 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended May 31, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.        Identification of Exhibit

10.1

Promissory Note between Portlogic Systems Inc. and Euro Americas Securities S.A., dated August 26, 2009 (included as Exhibit 10.1 to the Form 8-K filed September 1, 2009 and   incorporated herein by reference).

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

October 15, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

October 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

October 15, 2009

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

October 15, 2009

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

Date: October 15, 2009

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

Date: October 15, 2009

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

The quarterly report on Form 10-Q for the quarter ended August 31, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 15, 2009

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: October 15, 2009

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer