Form 10-Q
period 2009-11-30
Portlogic Systems Inc.
filed 2010-01-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of January 14, 2010, the registrant had 34,415,237 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the six months ended November 30, 2009

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

PART I

Item 1.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009	6

Unaudited Interim Consolidated Statements of Operations for the Three and Six Months ended November 30, 2009 and 2008, and the Period from June 22, 2004 (Inception) to November 30, 2009	7

Unaudited Interim Consolidated Statements of Changes in Stockholders Equity (Deficiency) for the Period from June 22, 2004(Inception) to November 30, 2009	8

Unaudited Interim Consolidated Statements of Cash Flows for the Six Months ended	9
November 30, 2009 and 2008, and the period from June 22, 2004 (Inception) to November 30, 2009

Notes to Unaudited Interim Consolidated Financial Statements	10-18

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND MAY 31, 2009
(Amounts expressed in US Dollars)
	Nov 30, 2009	May 31, 2009
	$	$
ASSETS
Current
Cash and cash equivalents	40,275	13,468
Accounts and other receivables, net of allowance for doubtful	9,807	9,807
accounts as of Nil at November 30, 2009 and May 31, 2009
Prepaid expenses and deposits	3,203	2,851
	53,285	26,126
Long-term
Equipment, net	1,767	2,766
Source code, net	63,333	88,666
TOTAL ASSETS	118,385	117,558

LIABILITIES
Current
Accounts payable and accrued liabilities	43,606	96,225
Notes payable	180,000	30,000
Convertible loan	7,000	7,000
	230,606	133,225

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at November 30, 2009 and May 31, 2009, respectively
Common stock; $0.001 par value; 75,000,000 shares
authorized; 34,415,237 issued and outstanding at November 30, 2009 and May 31, 2009, respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(499,921)	(403,367)
	(112,221)	(15,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	118,385	117,558

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED NOVEMBER 30, 2009 AND 2008, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2009
(Amounts expressed in US Dollars)	June 22, 2004 (inception) through November 30, 2009	For the Six Months		For the Three Months
		Ended November 30		Ended November 30
		2009	2008	2009	2008
	$	$	$	$	$
Gross Margin (Loss)
Revenue	89,622	5,491	26,363	3,248	12,576
Cost of goods sold	136,661	25,333	36,553	12,667	15,597
	(47,039)	(19,842)	(10,190)	(9,419)	(3,021)

Leasing and consulting fees earned	23,000	-	-	-	-
	(24,039)	(19,842)	(10,190)	(9,419)	(3,021)

Expenses
Selling and administrative	466,505	75,713	64,379	45,035	42,590
Depreciation	9,377	999	1,816	375	955
	475,882	76,712	66,195	45,410	43,545

Net Loss for the period	(499,921)	(96,554)	(76,385)	(54,829)	(46,566)

Net Loss per share for the period
Basic and fully diluted		(0.002)	(0.002)	(0.002)	(0.001)
Weighted average number of shares outstanding
Basic and fully diluted		34,415,237	34,415,237	34,415,237	34,415,237

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2009				Deficit
(Amounts Expressed in US Dollars)	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.001 a share	2,950,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.002 a share	100,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.002 a share	1,500,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	4,550,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.002 a share	25,275,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.002 a share	1,250,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.05 a share	2,240,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.05 a share	240,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	33,585,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.05 a share	10,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.05 a share	30,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.15 a share	133,333	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.20 a share	100,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.30 a share	498,333	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	34,386,666	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.35 a share	28,571	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	34,415,237	34,415	353,285	(245,812)	141,888

Net loss for the year	-	-	-	(157,555)	(157,555)
Balance as of May 31, 2009	34,415,237	34,415	353,285	(403,367)	(15,667)

Net loss from June 1 to November 30, 2009				(96,554)	(96,554)
Balance as of November 30, 2009	34,415,237	34,415	353,285	(499,921)	(112,221)

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2009
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to November 30, 2009	For the six months ended November 30, 2009	For the six months ended November 30, 2008
	$	$	$
Cash Flows from Operating Activities
Net Loss	(499,921)	(96,554)	(76,385)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	9,377	999	1,816
Amortization of source code	88,667	25,333	25,333
Changes in operating assets and liabilities
Increase in accounts and other receivables	(9,807)	-	(7,597)
Increase in prepaid expenses and deposits	(3,203)	(352)	(154)
Increase (decrease) in accounts payable and accrued liabilities	43,606	(52,619)	18,802
Cash flows used in operating activities	(371,281)	(123,913)	(38,185)

Cash Flows from Investing Activities
Purchase of equipment	(11,144)	-	(2,049)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(51,144)	-	(2,049)

Cash Flows from Financing Activities
Proceeds from issuance of note payables	180,000	150,000	25,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	462,700	150,000	25,000
Increase (decrease) in cash and cash equivalents	40,275	26,807	(15,234)
Cash and cash equivalents, beginning of period	-	13,468	34,450
Cash and cash equivalents, end of period	40,275	40,275	19,216

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-
The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. ( “Portlogic” ) was incorporated under the laws of the State of Nevada on June 22, 2004.  On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

Portlogic Systems Inc. is a Toronto, Canada based development stage company that creates and licenses online interactive community portal software systems. Portlogic has developed and is in the process of developing a series of web-based community portal products.

On September 16, 2009, Portlogic incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products. Initial operations include: capital formation; organization; website construction; target market identification; research costs; promotional materials costs; and marketing planning.

The accompanying unaudited interim consolidated financial statements include Portlogic and its subsidiary (herein after referred to collectively as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2009.

The unaudited interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity (deficiency) and cash flows of the Company. The unaudited interim consolidated financial statements have been prepared by management in accordance with GAAP.

NOTE 2.   GOING CONCERN

The unaudited interim consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and discharge of obligations in the normal course of business as they come due.  No adjustments have been made to assets or liabilities in these unaudited interim consolidated financial statements should the Company not be able to continue normal business operations.

The Company has incurred losses from inception and, during the six month period ended November 30, 2009, the Company utilized $123,913 (2008 - $38,185) of cash in operations.  At November 30, 2009, the Company reported a deficit of $499,921 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year.  The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings.  In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these unaudited interim consolidated financial statements could be material.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2009, cash equivalents amounted to $8,007 (May 31, 2009 - $8,007).

Equipment

Equipment is recorded at cost less accumulated depreciation.  Depreciation is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and two years for computer software).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of FASB standard, , "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."  At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement.  An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized.  Amortization is provided using the straight-line method over the asset's estimated useful life, three years.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $5,447 for the six month period ended November 30, 2009 (2008 - $2,660).

Revenue Recognition

The Company recognizes revenue at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

Service revenues are generally recognized at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,965 for the six month period ended November 30, 2009 (2008 – $340).

Income Taxes

The Company accounts for its income taxes in accordance with FASB accounting standard, , “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with FASB accounting standard, , "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of the convertible loan into common shares would have an anti-dilutive effect.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Comprehensive Income

The Company has adopted FASB accounting standard, "Reporting Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency) . The Company had no other comprehensive income (loss) for the six month period ended November 30, 2009 (2008 – Nil). As such, net loss is equivalent to total comprehensive loss.

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

Recent Accounting Pronouncements Adopted

In September 2006, the FASB issued accounting standard, “Fair Value Measurements.” The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements Adopted (cont’d)

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.  These new disclosures require the identification of the date through which the entity has evaluated subsequent events. The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009.  The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through January 14, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

NOTE 4.   FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied accounting standard, “Fair Value Measurements”. The standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS (cont’d)

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$32,268	$8,007	-	$40,275
Liability
Notes Payable	-	$180,000		$180,000
Convertible Loan	-	$7,000	-	$7,000

NOTE 5.   EQUIPMENT

Equipment – November 30, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	6,016	1,767
Computer software	3,361	3,361	-
	11,144	9,377	1,767

Equipment – May 31, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	5,160	2,623
Computer software	3,361	3,218	143
	11,144	8,378	2,766

Depreciation expense amounted to $999 for the six month period ending November 30, 2009 (November 30, 2008 - $1,816).

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE

Source Code – November 30, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	88,667	63,333

Source Code – May 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	63,334	88,666

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

The Company did not capitalize any additional source code software for the six month period ending November 30, 2009 or the six month period ending November 30, 2008.

Amortization expense, included in cost of goods sold, amounted to $25,333 for the six month period ending November 30, 2009 (November 30, 2008 - $25,333).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2009	May 31, 2009
	$	$
Audit and review	9,274	47,493
Bookkeeping and accounting	9,107	29,107
Legal	677	2,237
Other	16,697	9,496
Credit cards	3,739	6,631
Interest payable	4,112	1,261
	43,606	96,225

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

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

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. As at November 30, 2009 , the Company had an other receivable balance of $9,807 from UOMO ( May 31, 2009 – $9,807).

b)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for the six month period ended November 30, 2009 amounted to $18,000 (2008 - $18,000). The agreement has been continued on a month-to-month basis. As at November 30, 2009, there was $16,930 in account payable and accrued liabilities owing to the officer (May 31, 2009 -$39,822).

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

.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2009

(Amounts expressed in US Dollars)

NOTE 11.   SUBSEQUENT EVENT

On December 29, 2009, the Board of Directors approved a stock split, issuable pending approval on January 20, 2010, of 1 additional share of Portlogic's common stock for each share owned by stockholders of record at the close of business on December 28, 2009.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended November 30, 2009 to the same period in 2008. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2009.

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

On September 16, 2009, we incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products. Initial operations include: capital formation; organization; website construction; target market identification; research costs; promotional materials costs; and marketing planning. To date, our subsidiary has not had any operations.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles ("GAAP") for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2009.

The preparation of these unaudited interim consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses, bad debt, investments, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2009, cash equivalents amounted to $8,007 (May 31, 2009- $8,007).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of FASB Standard , “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement.  We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset’s estimated useful life, three years.

REVENUE RECOGNITION

We recognize revenue at the point of passage to the customer of title and risk of loss, there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

We recognize service revenues at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,965 for the six month period ended November 30, 2009 (2008 – $340).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In September 2006, the FASB issued accounting standard, “Fair Value Measurements.” The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

In May 2009, the FASB issued guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events. The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements. The Company has evaluated events subsequent to the balance sheet date through January 14, 2010, the date the unaudited interim consolidated financial statements were issued.

In June 2009, the FASB issued the standard, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company's unaudited interim consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 and NOVEMBER 30, 2008

REVENUE

For the six months ended November 30, 2009, we recognized $5,491 in revenue. For the six months ended November 30, 2008, we recognized $26,363 in revenue.  The decrease in revenue for the current period was due to focus of management on finding other alternative revenue streams and the set up of our subsidiary company Sunlogic Energy Corp.

COST OF GOODS SOLD

Cost of goods sold of $25,333 for the six months ended November 30, 2009, is made up entirely of amortization of our source code, which we include in cost of sales.  The work completed to earn revenue in this six month period was provided in-house using our source code.  Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $36,553 in cost of goods sold for the six months ended November 30, 2008 to generate revenue. Amortization of our source code of $25,333 is included in cost of sales.

EXPENSES

During the six months ended November 30, 2009, we incurred total expenses of $76,712 comprised of selling and administrative expense of $75,713 and depreciation of $999; compared with total expenses of $66,195 comprised of selling and administrative expense of $64,379 and depreciation of $1,816 for the same period in 2008.  The largest expense for both periods pertained to consulting and professional fees. However, for the six months ended November 30, 2009, travel fees were incurred related to trying to generate business for our subsidiary, Sunlogic Energy Corp.

NET INCOME/LOSS

During the six months ended November 30, 2009, we incurred a net loss of $96,554 compared with a net loss of $76,385 for the six months ended November 30, 2008.  The increase in net loss was due to lower revenue in the six months ended November 30, 2009 and higher selling administrative expenses due to travel than the previous period.

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

As of November 30, 2009, we had cash and cash equivalents of $40,275.  We had total current assets of $53,285.

In order to ensure we continue to generate cash revenues, during the next six months, we intend to focus on three aspects of product development. First, we intend to complete developing and begin marketing the three portal software products that we are currently developing. Second, we intend to expand the number of plug-ins that we offer to complement our basic portal software products. Third, we intend to translate our portal software products into at least two additional languages and to develop relationships with one or more contractors who can provide ongoing programming, website design, and customer support services in the additional languages that our products have been translated into.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 6 months. If we generate no cash revenues other than the $40,275 that we had available as of November 30, 2009, we will need to raise additional funds during the next 6 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2009, our total assets were $118,385, our total liabilities were $230,606, and stockholders’ deficiency was $(112,221).

SUBSEQUENT EVENT

On December 29, 2009, the Board of Directors approved a stock split, issuable pending approval on January 20, 2010, of 1 additional share of Portlogic's common stock for each share owned by stockholders of record at the close of business on December 28, 2009.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. If we do not achieve sufficient revenues to meet our future obligations, we intend to seek sufficient financial resources by issuing shares of common stock, borrowing cash from a bank or one of our directors, or a combination of these activities. We may be unable to obtain additional financing using any of these methods. These conditions raise substantial doubt about our ability to continue as a going concern. However, our unaudited interim consolidated financial statements do not include any adjustments that might result if we are unable to continue our business.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until November 30, 2009, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the six months ending May 31, 2010 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the six months ending May 31, 2010. We will need to raise additional funds to fully fund our operations for the six month period beginning December 1, 2009. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

January 14, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

January 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 14, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

January 14, 2010

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

Date: January 14, 2010

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

Date: January 14, 2010

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

The quarterly report on Form 10-Q for the quarter ended November 30, 2009 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14, 2010

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: January 14, 2010

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer