Form 10-Q
period 2010-02-28
Portlogic Systems Inc.
filed 2010-04-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

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

(Zip Code)

Registrant’s telephone number, including area code (702) 666-8868

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

Smaller reporting companyX☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of April 14, 2010, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the nine months ended February 28, 2010

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Consolidated Financial Statements.

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

FEBRUARY 28, 2010 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of February 28, 2010 and May 31, 2009	6

Unaudited Interim Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2010 and 2009, and the Period from June 22, 2004 (Inception) to February 28, 2010	7

Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Period from June 22, 2004 (Inception) to February 28, 2010	8

Unaudited Interim Consolidated Statements of Cash Flows for the Nine Months ended	9
February 28, 2010 and 2009, and the period from June 22, 2004 (Inception) to February 28, 2010

Notes to Unaudited Interim Consolidated Financial Statements	10-18

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND MAY 31, 2009
(Amounts expressed in US Dollars)
	Feb 28, 2010	May 31, 2009
	$	$
ASSETS
Current
Cash and cash equivalents	13,914	13,468
Accounts and other receivables, net of allowance for doubtful	-	9,807
accounts $0 at February 28, 2010 and May 31, 2009
Prepaid expenses and deposits	3,249	2,851
	17,163	26,126
Long-term
Equipment, net	3,370	2,766
Source code, net	50,667	88,666

TOTAL ASSETS	71,200	117,558

LIABILITIES
Current
Accounts payable and accrued liabilities	47,322	96,225
Notes payable	180,000	30,000
Convertible loan	7,000	7,000
	234,322	133,225

Commitments

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at February 28, 2010 and May 31, 2009, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at February 28, 2010 and May 31, 2009, respectively	34,415	34,415
Additional paid in capital	353,285	353,285
Deficit accumulated during the development stage	(550,822)	(403,367)
	(163,122)	(15,667)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	71,200	117,558

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
MONTHS ENDED FEBRUARY 28, 2010 AND 2009, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2010
(Amounts expressed in US Dollars)	June 22, 2004 (inception) through February 28, 2010	For the Nine Months		For the Three Months
		Ended February 28		Ended February 28
		2010	2009	2010	2009
	$	$	$	$	$
Gross Margin (Loss)
Revenue	90,800	6,669	32,039	1,178	5,676
Cost of goods sold	149,328	38,000	52,694	12,667	16,141
	(58,528)	(31,331)	(20,655)	(11,489)	(10,465)

Leasing and consulting fees earned	23,000	-	-	-	-
	(35,528)	(31,331)	(20,655)	(11,489)	(10,465)

Expenses
Selling and administrative	505,425	114,633	84,400	38,920	20,021
Depreciation	9,869	1,491	2,604	492	788
	515,294	116,124	87,004	39,412	20,809

Net Loss for the period	(550,822)	(147,455)	(107,659)	(50,901)	(31,274)

Net Loss per share for the period
Basic and fully diluted		(0.0021)	(0.0016)	(0.0007)	(0.0005)

Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474	*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.
The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2010				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid-in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 a share	5,900,000	2,950	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 a share	200,000	100	100	-	200
Stock issued in May 2005 for cash @ 0.001 a share	3,000,000	1,500	1,500	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	4,550	1,600	(7,125)	(975)

Stock issued in July 2005 for cash @ 0.001 a share	50,550,000	25,275	25,275	-	50,550
Stock issued in September 2005 for cash @ 0.001 a share	2,500,000	1,250	1,250	-	2,500
Stock issued in October 2005 for software @ 0.0025 a share	4,480,000	2,240	109,760	-	112,000
Stock issued in April 2006 for cash @ 0.0025 a share	60,000	30	1,470	-	1,500
Stock issued in May 2006 for cash @ 0.0025 a share	480,000	240	11,760	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	33,585	151,115	(19,079)	165,621

Stock issued in June 2006 for cash @ 0.0025 a share	60,000	30	1,470	-	1,500
Stock issued in July 2006 for cash @ 0.0025 a share	20,000	10	490	-	500
Stock issued in December 2006 for cash @ 0.0025 a share	60,000	30	1,470	-	1,500
Stock issued in February 2007 for cash @ 0.075 a share	266,666	133	19,867	-	20,000
Stock issued in May 2007 for cash @ 0.10 a share	200,000	100	19,900	-	20,000
Stock issued in May 2007 for cash @ 0.15 a share	996,666	498	149,002	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	34,386	343,314	(58,384)	319,316

Stock issued in January 2008 for cash @ $0.175 a share	57,142	29	9,971	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	68,830,474	34,415	353,285	(245,812)	141,888

Net loss for the year	-	-	-	(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	34,415	353,285	(403,367)	(15,667)

Net loss from June 1 to February 28, 2010	-	-	-	(147,455)	(147,455)
Balance as of February 28, 2010	68,830,474	34,415	353,285	(550,822)	(163,122)

* The figure in Common Stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 28, 2010
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to February 28, 2010	For the nine months ended February 28, 2010	For the nine months ended February 28, 2009
	$	$	$
Cash Flows from Operating Activities
Net Loss	(550,822)	(147,455)	(107,659)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	9,869	1,491	2,604
Amortization of source code	101,333	38,000	38,000
Changes in operating assets and liabilities
Increase in accounts and other receivables	-	9,807	(7,597)
Increase in prepaid expenses and deposits	(3,249)	(398)	(173)
Increase (decrease) in accounts payable and accrued liabilities	47,322	(48,904)	29,398
Cash flows used in operating activities	(395,547)	(147,459)	(45,427)

Cash Flows from Investing Activities
Purchase of equipment	(13,239)	(2,095)	(2,049)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(53,239)	(2,095)	(2,049)

Cash Flows from Financing Activities
Proceeds from issuance of note payables	180,000	150,000	25,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	462,700	150,000	25,000
Increase (decrease) in cash and cash equivalents	13,914	446	(22,476)
Cash and cash equivalents, beginning of period	-	13,468	34,450
Cash and cash equivalents, end of period	13,914	13,914	11,974

Supplemental Cash Flow Information
Acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (“Portlogic”) was incorporated under the laws of the State of Nevada on June 22, 2004.  On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

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

Since January 2010, Portlogic has changed its focus and will concentrate on activities as a mobile applications solutions marketing company.  While it will further develop its proprietary web based community software for mobile, for use in its newly created m2Meet division – it will also have 3 other divisions as follows: m2Pay, m2Market, m2Ticket.

The accompanying unaudited interim consolidated financial statements include Portlogic and its subsidiary (herein after referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

The unaudited interim consolidated financial statements present the balance sheet, statements of operations, stockholders’ equity (deficiency) and cash flows of the Company.   The unaudited interim consolidated financial statements have been prepared by management in accordance with GAAP.

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

The Company has incurred losses from inception and, during the nine month period ended February 28, 2010, the Company utilized $147,459 (2009 - $45,427) of cash in operations.  At February 28, 2010, the Company reported a deficit of $550,822 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 2.   GOING CONCERN (cont’d)

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year.  The Company has recently shifted its focus to specializing in mobile applications solutions marketing.  The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings.  In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these unaudited interim consolidated financial statements could be material.

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2010, cash equivalents amounted to $8,007 (May 31, 2009 - $8,007).

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed."  At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement.  An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized.  Amortization is provided using the straight-line method over the asset's estimated useful life, three years.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $7,017 for the nine month period ended February 28, 2010 (2009 - $3,470).

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $3,664 for the nine month period ended February 28, 2010 (2009 – $223).

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Earnings (Loss) per Share

The Company reports earnings (loss) per share in accordance with ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares available.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of the convertible loan into common shares would have an anti-dilutive effect.

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency).  The Company had no other comprehensive income (loss) for the nine month period ended February 28, 2010 (2009 – Nil). As such, net loss is equivalent to total comprehensive loss.

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

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements Adopted

In September 2006, the FASB issued accounting standard, “Fair Value Measurements”, codified as ASC 820. The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements.

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

In May 2009, the FASB issued guidance, codified as ASC 855 to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009.  The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

NOTE 4.   FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied accounting standard, “Fair Value Measurements”, codified as ASC 820. The standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS (cont’d)

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$5,907	$8,007	-	$13,914
Liability
Notes Payable	-	$180,000	-	$180,000
Convertible Loan	-	$7,000	-	$7,000

NOTE 5.   EQUIPMENT

Equipment – February 28, 2010	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	6,334	1,449
Computer software	5,456	3,535	1,921
	13,239	9,869	3,370

Equipment – May 31, 2009	Cost	Accumulated Depreciation	Net book value
	$	$	$
Computer hardware	7,783	5,160	2,623
Computer software	3,361	3,218	143
	11,144	8,378	2,766

Depreciation expense amounted to $1,491 for the nine month period ending February 28, 2010 (February 28, 2009 - $2,604).

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE

Source Code – February 28, 2010	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	101,333	50,667

Source Code – May 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	63,334	88,666

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

The Company did not capitalize any additional source code software for the nine month period ending February 28, 2010 or the nine month period ending February 28, 2009.

Amortization expense, included in cost of goods sold, amounted to $38,000 for the nine month period ending February 28, 2010 (February 28, 2009 - $38,000).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2010	May 31, 2009
	$	$
Audit and review	7,623	47,493
Bookkeeping and accounting	6,107	29,107
Legal	177	2,237
Other	20,296	9,496
Credit cards	7,058	6,631
Interest payable	6,061	1,261
	47,322	96,225

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

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

The balance payable on this Note Payable in the amount of $80,000 (February 28, 2009 - $25,000) has been extended for another year under the same terms.

On August 26, 2009, the Company issued an additional Note Payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier.

On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down.

Interest expense amounted to $4,800 for the nine month period ending February 28, 2010 (February 28, 2009 - $1,079) and is included in selling and administrative expense. As at February 28, 2010, accrued interest of $6,061(2009 - $1,079) is included in accounts payable and accrued liabilities.

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, is unsecured, matures March 11, 2010 and bears interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail.  The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2010. This convertible debenture has not been repaid and is due on demand.

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. As of February 28, 2010, there is $0 balance receivable from UOMO (May 31, 2009 – $9,807).

b)

On May 1, 2007, an Independent Contractor Agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for the nine month period ended February 28, 2010 amounted to $27,000 (2009 - $27,000). The agreement has been continued on a month-to-month basis. As at February 28, 2010, there was $17,249 in accounts payable and accrued liabilities owing to the officer (May 31, 2009 -$39,822).

c)

Transactions with related parties were in the normal course of operations and were recorded at the value agreed to by the related parties.

d)

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

PORTLOGIC SYSTEMS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010

(Amounts expressed in US Dollars)

NOTE 11.   SUBSEQUENT EVENTS

On March 1, 2010, the Company entered into a Sales Partner Agreement with Data Technologies, t/a 2709 Innovations, whereby 2709 Innovations appointed the Company as its exclusive sales partner for all of its secure mobile commerce transactions and mobile interactive media products, in the defined territories of North America and the Caribbean for a renewable term of one year.

On March 21, 2010, the Company entered into a Distributor Sales Agreement with Coduco, LLC for the purpose of reselling Bluetoothpoint.net systems software and hardware solutions in the protected and defined territories of North America and the Caribbean for a renewable term of one year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended February 28, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 28, 2010.

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

Since January 2010, we have changed our focus and will concentrate on activities as a mobile applications solutions marketing company.  While we will further develop our proprietary web based community software for mobile use in our newly created m2Meet division, we will also have 3 other divisions as follows: m2Pay, m2Market, m2Ticket.

Our 4 divisions are as follows:

1.

m2Meet:

Social networking and community based software

2.

m2Pay:

Mobile payments

3.

m2Market:

Mobile marketing solutions

4.

m2Ticket:

Mobile ticketing

We are currently in the stage of finding technology solutions providers for each of our divisions.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2009.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2010, cash equivalents amounted to $8,007 (May 31, 2009- $8,007).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985, “Costs of Software to Be Sold, Leased, or Marketed.”  At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement.  We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset’s estimated useful life, three years.

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $3,664 for the nine month period ended February 28, 2010 (2009 – $223).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In September 2006, the FASB issued accounting standard, “Fair Value Measurements”, codified as ASC 820. The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. Beginning June 1, 2008, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities. The adoption did not have a material impact on the Company’s unaudited interim consolidated financial statements.

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

In May 2009, the FASB issued guidance codified as ASC 855, to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements. These new disclosures require the identification of the date through which the entity has evaluated subsequent events.  The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 and FEBRUARY 28, 2009

REVENUE

For the nine months ended February 28, 2010, we recognized $6,669 in revenue. For the nine months ended February 28, 2009, we recognized $32,039 in revenue.  The decrease in revenue for the current period was due to focus of management on finding other alternative revenue streams, the set up of our subsidiary company Sunlogic Energy Corp in Q2, and the setup of our newly created divisions in Q3.

COST OF GOODS SOLD

Cost of goods sold of $38,000 for the nine months ended February 28, 2010, is made up entirely of amortization of our source code, which we include in cost of sales.  The work completed to earn revenue in this nine month period was provided in-house using our source code.  Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $52,694 in cost of goods sold for the nine months ended February 28, 2009 to generate revenue. Amortization of our source code of $38,000is included in cost of sales.

EXPENSES

During the nine months ended February 28, 2010, we incurred total expenses of $116,124 comprised of selling and administrative expense of $114,633 and depreciation of $1,491; compared with total expenses of $87,004 comprised of selling and administrative expense of $84,400 and depreciation of $2,604 for the same period in 2009.  The largest expense for both periods pertained to consulting and professional fees. However, for the nine months ended February 28, 2010, travel fees were incurred related to trying to generate business for our subsidiary, Sunlogic Energy Corp. as well as travel and conference fees to set up our mobile solutions marketing business. As well, during Q3 2010, we incurred $8,139 of rebranding costs, which includes expenses for our new website, collateral, and consultants.

NET INCOME/LOSS

During the nine months ended February 28, 2010, we incurred a net loss of $147,455 compared with a net loss of $107,659 for the nine months ended February 28, 2009.  The increase in net loss was due to lower revenue in the nine months ended February 28, 2010 and higher selling and administrative expenses due to travel and rebranding for the new business model.

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

As of February 28, 2010, we had cash and cash equivalents of $13,914. We had total current assets of $17,163.

In order to ensure we continue to generate cash revenues, during the next three months,  we intend to shift our focus and will concentrate on activities as a mobile applications solutions marketing company. As we have been recognizing revenues during this time, we intend to continue further product development of our social networking portal software.  Our proprietary web based community software will be further developed for mobile use in our newly created m2Meet division. However, we will also have 3 other divisions as follows:
       1. m2Pay: Mobile payments
       2. m2Market: Mobile marketing solutions
       3. m2Ticket: Mobile ticketing

We are currently in the stage of finding technology solutions providers for each of these divisions. We anticipate that we will require $500,000 in total, over the next 12 months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 3 months. If we generate no cash revenues other than the $13,914 that we had available as of February 28, 2010, we will need to raise additional funds during the next 3 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 28, 2010, our total assets were $71,200, our total liabilities were $234,322, and stockholders’ deficiency was $163,122.

SUBSEQUENT EVENTS

On March 1, 2010, we entered into a Sales Partner Agreement with Data Technologies, t/a 2709 Innovations, whereby 2709 Innovations appointed Portlogic as its exclusive sales partner for all of its secure mobile commerce transactions and mobile interactive media products, in the defined territories of North America and the Caribbean for a renewable term of one year.

On March 21, 2010, we entered into a Distributor Sales Agreement with Coduco, LLC for the purpose of reselling Bluetoothpoint.net systems software and hardware solutions in the protected and defined territories of North America and the Caribbean for a renewable term of one year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 28, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of February 28, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until February 28, 2010, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the three months ending May 31, 2010 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the three months ending May 31, 2010. We will need to raise additional funds to fully fund our operations for the three month period beginning March 1, 2010. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the third quarter of our fiscal year ended May 31, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.        Identification of Exhibit

3.1

Certificate of Change – Nevada Secretary of State, dated December 31, 2009 (included as Exhibit 3.1 to the Form 8-K filed January 8, 2010 and incorporated herein by reference).

10.1

Promissory Note between Portlogic Systems Inc. and Euro Americas Securities S.A., dated August 26, 2009 (included as Exhibit 10.1 to the Form 8-K filed September 1, 2009 and   incorporated herein by reference).

10.2

Sales Partner Agreement between Portlogic Systems Inc. and 2709 Innovations, dated March 1, 2010 (included as Exhibit 10.1 to the Form 8-K filed March 8, 2010 and incorporated herein by reference).

10.3

Distributor Sales Agreement between Portlogic Systems Inc. and Coduco, LLC., dated March 21, 2010 (included as Exhibit 10.1 to the Form 8-K filed March 23, 2010 and incorporated herein by reference).

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

Principal Executive Officer,

Principal Accounting Officer, President, and

Treasurer

Date

April 14, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

April 14, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

April 14, 2010

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

Date: April 14, 2010

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

Date: April 14, 2010

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

The quarterly report on Form 10-Q for the quarter ended February 28, 2010 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2010

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Executive Officer,

Principal Accounting Officer, President, and Treasurer

Date: April 14, 2010

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer