Form 10-K
period 2010-05-31
Portlogic Systems Inc.
filed 2010-09-13
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b2 of the Exchange Act.

Large accelerated filer
Accelerated filer

Non-accelerated filer    (Do not check if a smaller reporting company)

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  X Yes  No

As of September 13, 2010, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2010

TABLE OF CONTENTS

PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

11

Item 2.

Properties.

16

Item 3.

Legal Proceedings.

  16

Item 4.

Submission of Matters to a Vote of Security Holders.

16

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

16

Item 6.

Selected Financial Data.

17

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

17

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

PART I

ITEM 1.

Business

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008. The address of our principal executive office is 100 King St. West, Suite 5700, Toronto, Ontario, M5X 1K7, Canada. Our telephone number is (702) 666-8868. Our website address is www.portlogicsystems.com. We have a financial year end of May 31.

We have not been profitable since our inception. We are currently in the development stage and our business comprises developing and licensing portal software products and related services. We have developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We are developing three additional other software products which are each being designed to allow customers in other industries to operate portals. The intended customer markets for these products under development are professional service providers, online content publishers, as well as personal consumers interested in utilizing online community software aimed at families. Currently, our primary target market consists of entrepreneurs in the United States and Canada who wish to operate online social networking businesses. Sale of one of these products commenced during the 2008 fiscal year. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2010 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

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

Since January 2010, we have changed our focus and will concentrate on activities as a mobile applications solutions marketing company.  While we will further develop our proprietary web based community software for mobile use in our newly created m2Meet division, we will also have 3 other divisions as follows: m2Pay, m2Market, and m2Ticket.

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

We earned revenues from our social networking software system in five primary ways:

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

We have recently changed our business model to include 3 other divisions to market mobile technology solutions.

OUR BUSINESS STRATEGY

Our business strategy was to offer a product that allows small and midsize businesses to compete in various online markets at comparatively low cost. Packages are customizable and are managed though a backend management administration area. We provide all technical support, including payment and tracking systems, servers, and client support.

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

We are now trying to bring mobile application solutions to marketing companies that may be interested in our technology partners.

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

Despite our main web-based community portal products still being under development, starting in September 2007, we began recognizing short-term revenue for providing dating software websites for small customers. For the year ended May 31 2010, we received $7,841 in revenues.  Previously, for the year ended May 31, 2009, we received $42,977 in revenues.  Prior to September 2007, we received $23,000 in ancillary revenues from two customers, Metapoint Technologies Corp and JOYN Internet Communities, Inc. for providing website layout and design, as well as software licensing.

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

INTELLECTUAL PROPERTY

As of May 31, 2010, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

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

NEW PRODUCT DEVELOPMENT

Using the programming source code of the portal software for our online social networking system, we are further developing to offer location-based services. We believe this will bring a new customer base.

EMPLOYEES AND CONTRACTORS

As of September 13, 2010 we had three employees, consisting of our two directors, Jueane Thiessen and Edvard Halupa as well as our newly appointed Chief Executive Officer, Rafik Jallad. Ms. Thiessen who is also our Secretary and Treasurer spends approximately 30 hours per week on services provided to us.  Mr. Halupa who is also our Chief Technology Officer spends approximately 10 hours per week on services provided to us.  Mr. Jallad who has just been newly appointed spends approximately 5 hours per week on services provided to us for the time being.

We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, and sales personnel. As of September 13, 2010, our principal contractor has been Euroweb Technologie s.r.o. whom we have agreements with to provide website hosting and system administration services, as well as software programming services.  We also use a commissioned salesperson, Jacques Poulin, to help us with sales. We also use a technology sales contractor, mSolutions.  As well as these regular contractors, from time to time we have retained contractors for one-off purposes, such as to compose website text according to the needs of our clients.

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

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2010 and May 31, 2009, and for the period from inception, June 22, 2004, to May 31, 2010, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2010 reflect a cumulative net loss of $619,740. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor's report for the year ended May 31, 2010 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until May 31, 2010, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Technology Officer, Edvard Halupa personally oversees our programming and technology needs, and liaises with external contractors who provide additional programming and consulting services.  Our President, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions. We have just appointed Rafik Jallad as our new Chief Executive Officer. Both Mr. Halupa and Ms. Thiessen are involved in carrying out our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our main area of business: web-based community portals, also known as Web 2.0 software and our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2011 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2011. We will need to raise additional funds to fully fund our operations for the twelve month period beginning June 1, 2010. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our President, Secretary, and Treasurer, Jueane Thiessen, and our Chief Technology Officer, Edvard Halupa, also serve as directors. These interrelationships may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Jueane Thiessen, was our President, Secretary, and Treasurer for the year ending May 31, 2010. Edvard Halupa, also our director, is our Chief Technology Officer. Our Board of Directors, which appoints our officers, currently consists of two persons, Mr. Halupa and Ms. Thiessen. Together, Mr. Halupa and Ms. Thiessen control all of the voting power of the Board of Directors. Because Mr. Halupa and Ms. Thiessen are both directors and officers, there exists a potential conflict of interest regarding the decision to remove our officers or appoint new officers.  As of August 1, 2010, we appointed Rafik Jallad, as our new Chief Executive Officer.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2010, and she may not vote her shares in a manner that benefits minority shareholders.

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

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2009 and through September 13, 2010, our common stock was sold and purchased at prices that ranged from a high of $0.71 to a low of $0.54 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price that our stockholders pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

Variations in our quarterly operating results;

•

Development of a market in general for our products and services;

•

Changes in market valuations of similar companies;

•

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Loss of a major customer or failure to complete significant transactions;

•

Additions or departures of key personnel; and

•

Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and stocks quoted on the Over-The-Counter, or OTC, Bulletin Board in particular, have experienced significant price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this annual report does not necessarily portend what the trading price of our common stock might be in the future.

Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on investments in our stock.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, the ownership interest of each of our current stockholders would be proportionally reduced. Our stockholders do not have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office beginning March 14, 2007, and have renewed for three additional one-year periods. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2010, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the symbol "PGSY.OB." Our stock was not actively traded until March 1, 2010.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC Bulletin Board since our stock became actively traded.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended May 31, 2010	High	Low
Quarter ended May 31, 2010	$ 0.71	$ 0.55
Quarter ended February 28, 2010	N/A	N/A
Quarter ended November 30, 2009	N/A	N/A
Quarter ended August 31, 2009	N/A	N/A

DIVIDENDS

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the board of directors.

HOLDERS

As of September 13, 2010, we had approximately 40 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2010 to the same period in 2009. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2010. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

We are currently in the development stage and our business comprises developing and licensing portal software products and related services. We have developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We are further developing our product to include location based services. Currently, we have shifted our focus and our primary target market consists of marketing agencies with a need for mobile application solutions.

Since January 2010, Portlogic has changed its focus and will concentrate on activities as a mobile applications solutions marketing company.  While it will further develop its proprietary web based community software for mobile, for use in its newly created m2Meet division – it will also have 3 other divisions as follows: m2Pay, m2Market, and m2Ticket.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2010, cash equivalents amounted to $8,007 (May 31, 2009- $8,007).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed."  At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement.  We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.  Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations Foreign exchange loss amounted to $3,581 for the year ended May 31, 2010 (2009 – $1,012).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting standard, “Fair Value Measurements”, codified as ASC 820. The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2008, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s audited consolidated financial statements.

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

In May 2009, the FASB issued guidance, codified as ASC 855 to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.   The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009.  The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

In April 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-17, "Revenue Recognition - Milestone Method." The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, "Subsequent Events" (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED (cont'd)

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements," a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2010 and MAY 31, 2009

REVENUE

For the fiscal year ended May 31, 2010, we recognized $7,841 in revenue. For the fiscal year ended May 31, 2009, we recognized $42,977 in revenue. The decrease in revenue for the current period was due to focus of management on finding other alternative revenue streams, the set up of our subsidiary company Sunlogic Energy Corp in Q2, and the setup of our newly created divisions in Q3 and Q4.

COST OF GOODS SOLD

Cost of goods sold of $50,666 for the year ended May 31, 2010, is made up entirely of amortization of our source code, which we include in cost of sales.  The work completed to earn revenue in this twelve month period was provided in-house using our source code.  Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $65,361 in cost of goods sold for the year ended May 31, 2009 to generate revenue. Amortization of our source code of $50,667 is included in cost of sales.

EXPENSES

During the year ended May 31, 2010, we incurred total expenses of $173,548 comprised of selling and administrative expense of $171,478 and depreciation of $2,070; compared with total expenses of $135,171 comprised of selling and administrative expense of $131,780 and depreciation of $3,391 for the same period in 2009.  The largest expense for both periods pertained to consulting and professional fees. However, for the year ended May 31, 2010, travel fees of $10,002 were incurred related to trying to generate business for our subsidiary, Sunlogic Energy Corp. as well as travel and conference fees to set up our mobile solutions marketing business. As well, during the last two quarters of the year ended May 31 2010, we incurred rebranding costs, which includes expenses for our new website of $6,065, collateral, and additional consultants.

NET INCOME/LOSS

During the year ended May 31, 2010, we incurred a net loss of $216,373 compared with a net loss of $157,555 for the year ended May 31, 2009.  The increase in net loss was due to lower revenue in the year ended May 31, 2010 as we concentrated on our new business model for the last half of the year, and higher selling and administrative expenses due to travel and rebranding for the new business model.

LIQUIDITY AND CAPITAL RESOURCES

We do not yet have an adequate source of reliable, long-term revenue to fund operations. The Company is in the development stage and is in the process of developing our web-based community portal product as well as trying to launch our new business model of marketing mobile application solutions.  Revenues for our community portal product commenced during the 2008 fiscal year.  We have not realized any revenues for our mobile solutions as we are currently signing up technology partners.  We have no significant assets or financial resources. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and related services, future costs of development, the timing and costs associated with the expansion of our customer support capabilities, and our operating results.

As of May 31, 2010, we had cash and cash equivalents of $33,318.  We had total current assets of $50,183.

In order to ensure we continue to generate cash revenues, during the next 12 months, we intend to focus on developing our community based social network but to add location-based services. For our new business model, our strategy will be to identify organizations best suited for the mobile solution products we secure and setup meeting for presentations with the decision makers.  We have currently secured several proven large scale technology solutions partners, which we will identify prospective clients for and match up. Once we have matched up, we will hire project managers to oversee each project. We do not want to be technology developers we want to market their products.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $33,318 that we had available as of May 31, 2010, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2010, our total assets were $90,974, our total liabilities were $323,014, and stockholders’ equity was $(232,040).

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

Item 8.

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009, AND THE PERIOD FROM

JUNE 22, 2004 (INCEPTION) TO MAY 31, 2010

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of May 31, 2010 and May 31, 2009	24

Consolidated Statements of Operations for the Years ended May 31, 2010 and May 31, 2009, and the Period from June 22, 2004 (Inception) to May 31, 2010	25

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Years Ended May 31, 2010 and 2009, and the Period from June 22, 2004 (Inception) to May 31, 2010	26

Consolidated Statements of Cash Flows for the Years ended May 31, 2010 and 2009, and the Period from June 22, 2004 (Inception) to May 31, 2010	27

Notes to Consolidated Financial Statements	28-37

701 Evans Avenue	telephone: (416) 626-6000
8th Floor	facsimile: (416) 626-8650
Toronto, Ontario Canada	email: info@mscm.ca
M9C 1A3	website: www.mscm.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Portlogic Systems Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Portlogic Systems, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from June 22, 2004 (inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from June 22, 2004 (inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2 to the consolidated financial statements, the Company has suffered a working capital deficiency and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed: “MSCM LLP”

Chartered Accountants

Licensed Public Accountants

Toronto, Canada

September 8, 2010

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2010 AND 2009
(Amounts expressed in US Dollars)
	May 31, 2010	May 31, 2009
	$	$
ASSETS
Current
Cash and cash equivalents	33,318	13,468
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2010 and 2009	13,500	9,807
Prepaid expenses and deposits	3,365	2,851
	50,183	26,126
Long-term
Equipment, net	2,791	2,766
Source code, net	38,000	88,666
TOTAL ASSETS	90,974	117,558

LIABILITIES
Current
Accounts payable and accrued liabilities	61,014	96,225
Note payable	255,000	30,000
Convertible loan	7,000	7,000
	323,014	133,225

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at May 31, 2010 and 2009	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at May 31, 2010 and 2009	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(619,740)	(403,367)
	(232,040)	(15,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	90,974	117,558

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2010 AND 2009,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2010
(Amounts expressed in US Dollars)

	June 22, 2004	For the year ended	For the year ended
	(inception) to May 31, 2010	May 31, 2010	May 31, 2009

	$	$	$
Gross loss
Revenue	91,973	7,841	42,977
Cost of goods sold	161,995	50,666	65,361
	(70,022)	(42,825)	(22,384)

Leasing and consulting fees earned	23,000	-	-
	(47,022)	(42,825)	(22,384)

Expenses
Selling and administrative	562,270	171,478	131,780
Depreciation	10,448	2,070	3,391
	572,718	173,548	135,171

Net loss for the year / period	(619,740)	(216,373)	(157,555)

Net loss per share for the year
Basic and fully diluted		(0.00314)	(0.00229)
Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.
The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2010				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550		-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500		-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	61,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)

* The figure in Common Stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2010 AND 2009
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2010
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to May 31, 2010	For the year ended May 31, 2010	For the year ended May 31, 2009
	$	$	$
Cash Flows from Operating Activities
Net Loss	(619,740)	(216,373)	(157,555)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	10,448	2,070	3,391
Amortization of source code	114,000	50,666	50,667
Changes in operating assets and liabilities
Increase in accounts and other receivables	(13,500)	(3,693)	(7,597)
Increase in prepaid expenses and deposits	(3,365)	(514)	(300)
Increase (decrease) in accounts payable and accrued liabilities	61,014	(35,211)	62,461
Cash flows used in operating activities	(451,143)	(203,055)	(48,933)

Cash Flows from Investing Activities
Purchase of equipment	(13,239)	(2,095)	(2,049)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(53,239)	(2,095)	(2,049)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	255,000	225,000	30,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	537,700	225,000	30,000
Increase (decrease) in cash and cash equivalents	33,318	19,850	(20,982)
Cash and cash equivalents, beginning of period	-	13,468	34,450
Cash and cash equivalents, end of period	33,318	33,318	13,468

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (“Portlogic”) was incorporated under the laws of the State of Nevada on June 22, 2004.  On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933.  It became effective June 24, 2008.

Portlogic is a Toronto, Canada based development stage company that creates and licenses online interactive community portal software systems.  Portlogic has developed and is in the process of developing a series of web-based community portal products.

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

Since January 2010, Portlogic has changed its focus and will concentrate on activities as a mobile applications solutions marketing company.  While it will further develop its proprietary web based community software for mobile, for use in its newly created m2Meet division – it will also have three other divisions as follows: m2Pay, m2Market, and m2Ticket.

The accompanying audited consolidated financial statements include Portlogic and its subsidiary (herein after referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying audited consolidated financial statements present the balance sheet, statements of operations, stockholders’ deficiency and cash flows of the Company. The accompanying audited consolidated financial statements have been prepared by management in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for financial statements.

NOTE 2.   GOING CONCERN

The accompanying consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and discharge of obligations in the normal course of business as they come due.  No adjustments have been made to assets or liabilities in these consolidated financial statements should the Company not be able to continue normal business operations.

The Company has incurred losses from inception and, during the year ended May 31, 2010, the Company utilized $203,055 (2009 - $48,933) of cash in operations.  At May 31, 2010, the Company reported a deficit of $619,740 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due.  Management is considering various alternatives and is pursuing additional capital resources.  Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year. The Company has recently shifted its focus to specializing in mobile applications solutions marketing.  The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings.  In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Financial statement items subject to significant judgment include the expected life of equipment and source code, the net realizable value of accounts receivable, the completeness of expense accruals, as well as income taxes and loss contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2010, cash equivalents amounted to $8,007 (May 31, 2009 - $8,007).

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $8,393 for the year ended May 31, 2010 (2009 - $3,749), which was included as part of selling and administrative expenses.

Revenue Recognition

The Company recognizes revenue at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition (cont’d)

Service revenues are generally recognized at the time of performance.   Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations Foreign exchange loss amounted to $3,581 for the year end May 31, 2010 (May 31, 2009 – $1,012).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency).  The Company had no other comprehensive income (loss) for the years ended May 31, 2010 and 2009. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

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

Recent Accounting Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting standard, “Fair Value Measurements,” codified as ASC 820. The objective is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The standard applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  Beginning June 1, 2009, the Company partially applied the standard as allowed by FASB Staff Position ("FSP") 157-2, which delayed the effective date of the standard for nonfinancial assets and liabilities.  The adoption did not have a material impact on the Company’s audited consolidated financial statements.

In April 2009, FASB issued guidance on interim disclosure to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies. Prior disclosure requirements only applied to annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, which was the first quarter of fiscal 2010 for the Company. The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

In May 2009, the FASB issued guidance, codified as ASC 855 to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.   The guidance is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009.  The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements Adopted (cont’d)

In June 2009, the FASB issued the standard, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s audited consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

In April 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-17, "Revenue Recognition - Milestone Method." The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, "Subsequent Events" (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, "Multiple Deliverable Revenue Arrangements," a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS

Beginning June 1, 2008, the Company partially applied accounting standard, “Fair Value Measurements,” codified as ASC 820. The standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$25,311	$8,007	-	$33,318
Liability
Notes payable	-	$255,000		$255,000
Convertible loan	-	$7,000		$7,000

NOTE 5.   EQUIPMENT

Equipment – May 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	7,783	6,651	1,132
Computer software	5,456	3,797	1,659
	13,239	10,448	2,791

Equipment – May 31, 2009	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	7,783	5,160	2,623
Computer software	3,361	3,218	143
	11,144	8,378	2,766

Depreciation expense amounted to $2,070 for the year ended May 31, 2010 (May 31, 2009 - $3,391).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 6.   SOURCE CODE

Source Code – May 31, 2010	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	114,000	38,000

Source Code – May 31, 2009	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	63,334	88,666

On October 31, 2005, the Company entered into an asset purchase agreement with Joyn Internet Communities Inc. ("Joyn") to acquire Internet dating software that Joyn had developed, including all rights to use and license the software.

In consideration, the Company issued 4,480,000 restricted common shares (post-stock split) and paid $40,000, cash.  The stock-based portion of the issuance, according to the terms of the agreement, was valued at $112,000, or $0.025 cents per share.

The Company did not capitalize any additional source code software for the year ended May 31, 2010, or for fiscal years ended May 31, 2009, 2008 and 2007.

Amortization expense, included in cost of goods sold, amounted to $50,666 for the year ended May 31, 2010 (May 31, 2009 - $50,667).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31 2010	May 31, 2009
	$	$
Audit and review	22,767	47,493
Bookkeeping and accounting	107	29,107
Legal	177	2,237
Other	24,699	9,496
Credit cards	4,402	6,631
Interest payable	8,862	1,261
	61,014	96,225

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 8.   NOTES PAYABLE

On July 18, 2008, the Company issued a notes payable in consideration of a draw down unsecured loan up to an aggregate of  $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on July 18, 2009 unless demanded earlier.

On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down.

On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down.

The balance payable on this notes payable in the amount of $80,000 (May 31, 2009 - $30,000) has been extended for another year under the same terms.

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier.

On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down.

The balance payable on this note payable is $175,000 as of May 31, 2010 (May 31, 2009 - $0).

Interest expense amounted to $7,601 for the year ended May 31, 2010 (May 31, 2009 - $1,261) and is included in selling and administrative expense. As at May 31, 2010, accrued interest of $8,862 (May 31, 2009 - $1,261) is included in accounts payable and accrued liabilities.

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2010 and carried interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail.  The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2011.  This convertible debenture has not been repaid and is due on March 10, 2011.

NOTE 10.  INCOME TAXES

a)

The total provision for income taxes differs from the amount which would be computed by applying the income tax rate to loss before provision for income taxes.  The reasons for these differences are as follows:

	2010 Amount		2009 Amount
	$	%	$	%
Net loss	(216,373)		(157,555)
Income tax recovery computed at statutory income tax rate	(73,567)	34.0	(53,569)	34.0
Permanent differences	305	-	-	-
Tax rate change and others	151	-	(1,694)	1.0
Change in valuation allowance	73,111	(34.0)	55,263	(35.0)
Net income tax recovery	-	-	-	-

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 10.  INCOME TAXES (cont'd)

b)

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards. Temporary differences and loss carry-forwards, which give rise to deferred tax assets and liabilities are as follows:

	May 31 2010	May 31, 2009
Deferred tax asset:	$	$
Net operating loss carryforwards	223,584	167,144
Deferred tax liabilities:
Equipment and source code	(13,210)	(29,881)
Net deferred tax asset	210,374	137,263

Less: valuation allowance	(210,374)	(137,263)
Net deferred tax asset	-	-

c)

At May 31, 2010 the Company had cumulative net operating loss carry-forwards of approximately $657,600 which expire at various dates as follows:

$

2015

    7,000

2026

  12,000

2027

  40,000

2028

251,000

2029

181,600

2030

166,000

657,600

NOTE 11.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again.  As of May 31, 2010, this amount remains receivable from UOMO (May 31, 2009 – $9,807).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for year ended May 31, 2010 amounted to $36,000 (2009 - $36,000). The agreement has been continued on a month-to-month basis. As at May 31, 2010, there was $8,593 in account payable and accrued liabilities owing to the officer (2009 -$ 39,822).

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

NOTE 11.   COMMITMENTS AND RELATED PARTY TRANSACTIONS (cont'd)

d)

On March 1, 2010, the Company entered into a Sales Partner Agreement with Data Technologies, t/a 2709 Innovations (“2709 Innovations”), whereby 2709 Innovations appointed the Company as its exclusive sales partner for all of its secure mobile commerce transactions and mobile interactive media products, in the defined territories of North America and the Caribbean for a renewable term of one year.

e)

On March 21, 2010, the Company entered into a Distributor Sales Agreement with Coduco, LLC for the purpose of reselling Bluetoothpoint.net systems software and hardware solutions in the protected and defined territories of North America and the Caribbean for a renewable term of one year.

f)

On May 17, 2010, the Company entered into a Sales Partner Agreement with Alterwave SA (“Alterwave”), whereby Alterwave appointed the Company as its sales partner for all Alterwave products, for a renewable term of one year.

NOTE 12.   SUBSEQUENT EVENTS

On August 1, 2010, the Company entered into an independent contractor agreement (the "Agreement") with a new Chief Executive Officer. Pursuant to the directives of the Company’s Board of Directors, the Agreement provides that the newly appointed Chief Executive Officer will provide services that include developing business plans and strategies, overseeing the services performed by other officers, representing the Company to the public and capital markets, and attending meetings. Unless the Agreement is terminated early, the services shall be performed from August 1, 2010 through July 31, 2011. In consideration for his services, the newly appointed Chief Executive Officer is entitled to receive cash compensation of $2,000 per month for services performed during this period, or a pro-rated amount for any partial months during which services are performed. As well the newly appointed Chief Executive Officer is also entitled to receive stock compensation of 50,000 restricted common stock units.

On August 16, 2010, the Company entered into a Memorandum of Understanding Agreement with Innova Bilisim Cozumleri A.S. (“Innova”) with respect to the marketing and licensing of Innova’s Payflex and Ki Payment software and hardware solutions within the defined territory of the Caribbean. The Company will act as a distributor of Payflex and Ki Payment software within the territory, and promote, advertise, and demonstrate Innova products and may be licensed to present to other regions on a non-exclusive basis.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2010 AND 2009

(Amounts expressed in US Dollars)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 13, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2010, of our directors and executive officers.

Name	Age	Position	Director Since

Jueane Thiessen	36	Director, President, Secretary, Treasurer	2004
Edvard Halupa Javed Mawji	26 37	Director, Chief Technology Officer Director*	2008 September 2004

    * Mr. Mawji resigned from our board of directors, effective November 30, 2007.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President since November 30, 2007. Ms. Thiessen has over 15 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From November 2004 until May 2007, Ms. Thiessen also served as a director of Foreground Image Inc., a privately held graphic design and media production company based in Toronto. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the

N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. She also provides management work for Zacorp Holdings Inc., a privately held commercial printing company based in Toronto, Canada. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

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

During the fiscal year ended May 31, 2010, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of June 1, 2009, our board consists of two members and the board believes that all two directors should participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, if our board expands beyond two members in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

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

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2010 and May 31, 2009 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2010 and 2009

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)

Jueane Thiessen, Principal Executive Officer (1)	2010 2009	36,000 36,000	36,000 36,000

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

New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month.  The agreement has been continued on a month-to-month basis to May 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2010, we have not issued equity awards to our named executive officer included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2010, we did not pay compensation to any of our directors for serving on our board of directors. No compensation has been paid to our directors for any of the last three fiscal years.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 13, 2010, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Edvard Halupa

60,000

0.1%

Stare Grunty 36, AD-F-8

Direct Ownership

Bratislava, Slovakia

842 25

Common

Jueane Thiessen

2,500,000

3.6%

503-23 Brant Street,

Direct Ownership

Toronto, Ontario,

Canada, M5V 2L5

Common

Management as a

2,560,000

3.7%

group including all

Direct Ownership

executive officers

and directors (2 Persons)

Common

Fern Fair

36,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

Doug McClelland

4,480,000 (2)

15.2%

36C-1525 Coal Harbour Quay,

Vancouver, British Columbia,

Canada, V6G 3E7

Common

Alex Diatchine

6,980,000 (3)

10.1%

54 Walpole Street, Toronto,

Ontario, Canada, M4L 2H9

Common

JOYN Internet Communities Inc.

 (4)

4,480,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1) Based on 68,830,474 shares outstanding as of September 13, 2010 and reflects the 2:1 stock split effective January 20, 2010.

(2) Mr.  McClelland is a director of JOYN Internet Communities, Inc., he is also an indirect beneficial owner of the 4,480,000 shares held directly by JOYN Internet Communities, Inc.

(3) Alex Diatchine beneficially owns 2,500,000 shares of common stock, or 3.6%, directly. Because he is the sole shareholder of JOYN Internet Communities, Inc., Mr. Diatchine is also an indirect beneficial owner of the 4,480,000 shares held directly by JOYN Internet Communities, Inc.

(4) Alex Diatchine has voting and dispositive control over the common stock JOYN Internet Communities, Inc. owns.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2010, we had no equity securities authorized for issuance.

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

DIRECTOR INDEPENDENCE

As of June 1, 2010, the following individuals each served as a director on our Board:

· Ms. Jueane Thiessen; and

· Mr. Edvard Halupa.

None of the members of our Board are “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market. We intend to apply to have our common stock traded on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of our Board be independent.

Item 14. Principal Accounting Fees and Services

We engaged MSCM LLP as our independent auditors to report on our balance sheet as of May 31, 2010, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

The aggregate fees billed by our auditors, MSCM LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2009 were $21,500.

The aggregate fees billed by our auditors, MSCM LLP, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2010 have not been billed as of September 13, 2010 but we estimate that they will be approximately $21,000. The fees charged by our auditors to review our interim financial statements for the first, second and third quarters of 2010 were $17,500.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2010 and 2009

•

Statements of Operations for the years ended May 31, 2010 and 2009 and the period from June 22, 2004 (inception) to May 31, 2010

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2010 and 2009 and the period from June 22, 2004 (inception) to May 31, 2010

•

Statements of Cash Flows for the years ended May 31, 2010 and 2009 and the period from June 22, 2004 (inception) to May 31, 2010

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

10.4

Sales Partner Agreement between Portlogic Systems Inc. and Alterwave SA., dated May 17, 2010 (included as Exhibit 10.1 to the Form 8-K filed May 20, 2010 and incorporated herein by reference).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of MSCM LLP relating to the audit of the consolidated financial statements for the years ended May 31, 2010 and 2009 (filed herewith).

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3

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

Portlogic Systems Inc.

(Registrant)

By

/s/ Rafik Jallad

Chief Executive Officer

Date

September 13, 2010

By

/s/ Jueane Thiessen

Principal Accounting Officer, and

Treasurer

Date

September 13, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

September 13, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

September 13, 2010

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Rafik Jallad, certify that:

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: September 13, 2010

/s/  Rafik Jallad

--------------------------------------

By:  Rafik Jallad

Chief Executive Officer

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: September 13, 2010

/s/  Jueane Thiessen

--------------------------------------

By:  Jueane Thiessen

Principal Accounting Officer, and Treasurer

EXHIBIT 31.3

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: September 13, 2010

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

The annual report on Form 10-K for the fiscal year ended May 31, 2010 (the "Form 10-K") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 13, 2010

/s/  Rafik Jallad

-------------------------------------

By:  Rafik Jallad

Chief Executive Officer

Date: September 13, 2010

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Accounting Officer, and Treasurer

Date: September 13, 2010

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer