Form 10-Q
period 2010-08-31
Portlogic Systems Inc.
filed 2010-10-28
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

Yes  No  X

As of October 28, 2010, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2010

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

AUGUST 31, 2010 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010	6

Unaudited Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2010 and 2009, and the Period from June 22, 2004 (Inception) to August 31, 2010	7

Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Period from June 22, 2004 (Inception) to August 31, 2010	8

Unaudited Interim Consolidated Statements of Cash Flows for the Three Months Ended	9
August 31, 2010 and 2009, and the Period from June 22, 2004 (Inception) to August 31, 2010

Notes to Unaudited Interim Consolidated Financial Statements	10-17

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2010 AND MAY 31, 2010
(Amounts expressed in US Dollars)
	August 31, 2010	May 31, 2010
	$	$
ASSETS
Current
Cash and cash equivalents	22,897	33,318
Loan receivable, net of allowance for doubtful accounts of $0 at August 31, 2010 and May 31, 2010	15,100	13,500
Prepaid expenses and deposits	3,422	3,365
	41,419	50,183
Long-term
Equipment, net	3,648	2,791
Source code, net	25,333	38,000
TOTAL ASSETS	70,400	90,974

LIABILITIES
Current
Accounts payable and accrued liabilities	60,630	61,014
Notes payable	285,000	255,000
Convertible loan	7,000	7,000
	352,630	323,014

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at August 31, 2010 and May 31, 2010	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at August 31, 2010 and May 31, 2010	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(669,930)	(619,740)
	(282,230)	(232,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	70,400	90,974

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATD STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2010
(Amounts expressed in US Dollars)

	June 22, 2004 (inception) to August 31, 2010	For the three months ended August 31, 2010	For the three months ended August 31, 2009
	$	$	$
Gross loss
Revenue	92,848	875	2,243
Cost of goods sold	174,662	12,667	12,666
	(81,814)	(11,792)	(10,423)

Leasing and consulting fees earned	23,000	-	-
	(58,814)	(11,792)	(10,423)

Expenses
Selling and administrative	600,042	37,772	30,678
Depreciation	11,074	626	624
	611,116	38,398	31,302

Net loss for the period	(669,930)	(50,190)	(41,725)

Net loss per share for the period
Basic and fully diluted		(0.0007)	(0.0006)
Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.
The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2010				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	67,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)
Net loss for the period	-	-	-	(50,190)	(50,190)
Balance as of August 31, 2010	68,830,474	68,830	318,870	(669,930)	(282,230)

* The figure in common stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2010
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to August 31, 2010	For the three months ended August 31, 2010	For the three months ended August 31, 2009
	$	$	$
Cash Flows from Operating Activities
Net Loss	(669,930)	(50,190)	(41,725)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	11,074	626	624
Amortization of source code	126,667	12,667	12,666
Changes in operating assets and liabilities
Increase in loan receivable	(15,100)	(1,600)	-
Increase in prepaid expenses and deposits	(3,422)	(57)	(176)
Increase (decrease) in accounts payable and accrued liabilities	60,630	(384)	(32,150)
Cash flows used in operating activities	(490,081)	(38,938)	(60,761)

Cash Flows from Investing Activities
Purchase of equipment	(14,722)	(1,483)	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(54,722)	(1,483)	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	285,000	30,000	150,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	567,700	30,000	150,000
Increase (decrease) in cash and cash equivalents	22,897	(10,421)	89,239
Cash and cash equivalents, beginning of period	-	33,318	13,468
Cash and cash equivalents, end of period	22,897	22,897	102,707

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

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

On September 16, 2009, Portlogic incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products. Initial operations include: capital formation; organization; website construction; target market identification; research costs; promotional materials costs; and marketing planning. Sunlogic Energy Corporation is still incorporated as a subsidiary but its operations are on hold.

Since January 2010, Portlogic has expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products.  Portlogic’s product offering now include enterprise software solutions which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk.

The accompanying unaudited interim consolidated financial statements include Portlogic and its subsidiary (herein after referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated on consolidation.

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2010.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2010, the Company utilized $38,938 (August 31, 2009 - $60,761) of cash in operations. At August 31, 2010, the Company reported a deficit of $669,930 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites.  Sale of one of these products commenced during the 2008 fiscal year. Since January 2010, the Company has expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products.  The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

NOTE 2.   GOING CONCERN (cont’d)

products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings.  In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of August 31, 2010 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Financial statement items subject to significant judgment include the expected life of equipment and source code, the net realizable value of loan receivable, the completeness of expense accruals, as well as income taxes and loss contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2010, cash equivalents amounted to $8,007 (May 31, 2010 - $8,007).

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $1,269 for the three month period ended August 31, 2010 (August 31, 2009 - $1,036), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $470 for the three month period ended August 31, 2010 (August 31, 2009 – $2,274).

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency).  The Company had no other comprehensive income (loss) for the three month periods ended August 31, 2010 and 2009. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, loan receivable, accounts payable and accrued liabilities, notes payable and convertible loan.  Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

Financial instruments that may potentially subject the Company to concentrations of credit risk comprise primarily cash and cash equivalents and a loan receivable.  Cash and cash equivalents comprise deposits with major commercial banks and/or checking account balances. With respect to loans receivable, the Company performs periodic credit evaluations of the financial condition of its borrower and typically does not require collateral from them. Allowances are maintained for potential credit losses consistent with the credit risk of specific borrower and other information.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or currency risks in respect of its financial instruments.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” ("ASU 2010-06") (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim consolidated financial position, results of operations, cash flows or related disclosures.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim consolidated financial position, results of operations and cash flows.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Assets
Cash and cash equivalents	$14,890	$8,007	-	$22,897
Loan receivable	-	$15,100	-	$15,100
Liabilities
Notes payable	-	$285,000	-	$285,000
Convertible loan	-	$7,000	-	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

NOTE 5.   EQUIPMENT

Equipment – August 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	9,266	7,015	2,251
Computer software	5,456	4,059	1,397
	14,722	11,074	3,648

Equipment – May 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	7,783	6,651	1,132
Computer software	5,456	3,797	1,659
	13,239	10,448	2,791

Depreciation expense amounted to $626 for the three month period ended August 31, 2010 (August 31, 2009 - $624).

NOTE 6.   SOURCE CODE

Source Code – August 31, 2010	Cost	Accumulated Amortization	Net Book Value
	$	$	$
Internet dating portal software	152,000	126,667	25,333

Source Code – May 31, 2010	Cost	Accumulated Amortization	Net Book Value
	$	$	$
Internet dating portal software	152,000	114,000	38,000

On October 31, 2005, the Company entered into an asset purchase agreement with Joyn Internet Communities Inc. ("Joyn") to acquire Internet dating software that Joyn had developed, including all rights to use and license the software.

In consideration, the Company issued 4,480,000 restricted common shares and paid $40,000, cash. The stock-based portion of the issuance, according to the terms of the agreement, was valued at $112,000, or $0.025 per share.

The Company did not capitalize any additional source code software for the three month period ended August 31, 2010, or for period from June 22, 2004 (inception) to August 31, 2010.

Amortization expense, included in cost of goods sold, amounted to $12,667 for the three month period ended August 31, 2010 (August 31, 2009 - $12,666).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31 2010	May 31, 2010
	$	$
Audit and review	12,094	22,767
Legal	5,975	177
Credit cards	6,874	4,402
Interest payable	12,025	8,862
Other	23,662	24,806
	60,630	61,014

NOTE 8.   NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of  $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest were due on July 18, 2009 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of August 31, 2010 (May 31, 2010 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier. This has been extended for another year under the same terms. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. The balance payable on this note payable is $205,000 as of August 31, 2010 (May 31, 2010 - $175,000).

Interest expense amounted to $3,163 for the three month period ended August 31, 2010 (August 31, 2009 - $902) and is included in selling and administrative expense. As at August 31, 2010, accrued interest of $12,025 (May 31, 2010 - $8,862) is included in accounts payable and accrued liabilities.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2010

(Amounts expressed in US Dollars)

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again.  In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. As at August 31, 2010, this amount remains receivable from UOMO (May 31, 2010 – $13,500).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007.  New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month.  The related service fee for the three month period ended August 31, 2010 amounted to $9,000 (August 31, 2009 - $9,000). The agreement has been continued on a month-to-month basis. As at August 31, 2010, there was $6,874 in accounts payable and accrued liabilities owing to the officer made up of $5,256 company credit card payable against the officer's credit, and $1,618 payable against the officer's personal credit card. (May 31, 2010 - $8,593 made up of the following: $2,784 company credit card, $1,618 personal credit card, and $4,191 funds loaned to the Company personally by the officer).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee for the three month period ended August 31, 2010 amounted to $2,000.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2010.

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

Since January 2010, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products.  Portlogic’s product offering now include enterprise software solutions which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk.

Our 5 divisions are as follows:

1.

m2Meet:  A community networking software solution. Currently being developed from our proprietary web based source code. Internet and mobile users with similar interests will use m2Meet to socially network and connect using location based technology such as GPS.

2.

m2Bank:  (Mobile to Bank) is a financial transactions system that facilitates bill payments, money transfers, and account management.

3.

m2Market:  Mobile marketing solutions including a bluetooth push technology that is used to deliver marketing materials to mobile phones.

4.

m2Ticket:  Mobile ticketing sales engine which manages the sale and delivery of tickets through mobile phones for the transportation and entertainment industry.

5.

m2Kiosk:  A line of standard and custom kiosks hardware and software which integrates with mobile phone applications in the marketing, financial, and ticketing industries.

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.  The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2010.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2010, cash equivalents amounted to $8,007 (May 31, 2010 $8,007).

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $470 for the three month period end August 31, 2010 (August 31, 2009 – $2,274).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance ondefining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-09 is effective for interim and annual periods ending after June 15, 2010. The adoption of this standard did not have a material impact on the Company’s unaudited interim consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” ("ASU 2010-06") (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its unaudited interim consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim unaudited interim consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND AUGUST 31, 2009

REVENUE

For the three months ended August 31, 2010, we recognized $875 in revenue. For the three months ended August 31, 2009, we recognized $2,243 in revenue.  The decrease in revenue for the current period was due to focus of management on finding other alternative revenue streams for our other solutions offerings. All revenues in both three month periods were from dating revenues only derived from our propriety source code.

COST OF GOODS SOLD

Cost of goods sold of $12,667 for the three months ended August 31, 2010, is made up entirely of amortization of our source code, which we include in cost of goods sold.  The work completed to earn revenue in this three month period was provided in-house using our source code.  Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $12,666 in cost of goods sold for the three months ended August 31, 2009 to generate revenue, made up entirely of amortization of our source code, which we include in cost of goods sold.

EXPENSES

During the three months ended August 31, 2010, we incurred total expenses of $38,398 comprised of selling and administrative expense of $37,772 and depreciation of $626; compared with total expenses of $31,302 comprised of selling and administrative expense of $30,678 and depreciation of $624 for the same period in 2009.  The largest expense for both periods pertained to consulting and professional fees.

NET INCOME/LOSS

During the three months ended August 31, 2010, we incurred a net loss of $50,190 compared with a net loss of $41,725 for the three months ended August 31, 2009.  The increase in net loss was due to lower revenue in the three months ended August 31, 2010 and higher selling and administrative expenses.

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

As of August 31, 2010, we had cash and cash equivalents of $22,897.  We had total current assets of $41,419.

In order to ensure we continue to generate cash revenues, during the next nine months, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. As we have been recognizing revenues during this time, we intend to continue further product development of our social networking portal software.  Our proprietary web based community software will be further developed for mobile use in our m2Meet division. However, our product offering now includes enterprise software solutions which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk as follows:

1.

m2Meet:  A community networking software solution. Currently being developed from our proprietary web based source code. Internet and mobile users with similar interests will use m2Meet to socially network and connect using location based technology such as GPS.

2.

m2Bank:  (Mobile to Bank) is a financial transactions system that facilitates bill payments, money transfers, and account management.

3.

m2Market:  Mobile marketing solutions including a bluetooth push technology that is used to deliver marketing materials to mobile phones.

4.

m2Ticket:  Mobile ticketing sales engine which manages the sale and delivery of tickets through mobile phones for the transportation and entertainment industry.

5.

m2Kiosk:  A line of standard and custom kiosks hardware and software which integrates with mobile phone applications in the marketing, financial, and ticketing industries.

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $500,000 in total, over the next 12 months, to fund the start up of each of these divisions.  We anticipate launching each division, individually, as technology solutions providers are in place.  We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support.  As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 9 months. If we generate no cash revenues other than the $22,897 that we had available as of August 31, 2010, we will need to raise additional funds during the next 9 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2011 unless demanded earlier.

As of August 31, 2010, the Company borrowed $205,000 against the total $300,000 available to be drawn down.

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

As of August 31, 2010, our total assets were $70,400, our total liabilities were $352,630, and stockholders’ deficiency was $282,230.

SUBSEQUENT EVENTS

On October 13, 2010, we filed a Form 8-A under the United States Securities Act of 1933.

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

Item 4T.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures can be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting.  Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated

Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2010.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until August 31, 2010, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the nine months ending May 31, 2011 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the nine months ending May 31, 2011. We will need to raise additional funds to fully fund our operations for the next nine month period beginning September 1, 2010. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended May 31, 2011, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.          Other Information

None.

Item 6.          Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.        Identification of Exhibit

10.1

Independent Contractor Agreement between Portlogic Systems Inc. and Rafik Jallad, dated August 1,

2010 (included as Exhibit 10.1 to the Form 8-K filed August 6, 2010 and incorporated herein by reference).

10.2

Memorandum of Understanding Agreement between Portlogic Systems Inc. and Innova Bilisim Cozumleri A.S., dated August 16, 2010 (included as Exhibit 10.1 to the Form 8-K filed August 19, 2010 and incorporated herein by reference).

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

By

/s/ Rafik Jallad
Chief Executive Officer

Date

October 28, 2010

By

/s/ Jueane Thiessen
Principal Accounting Officer, and

Treasurer

Date

October 28, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Chief Technology Officer

Date

October 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

October 28, 2010

By

/s/ Edvard Halupa

Edvard Halupa

Director

Date

October 28, 2010

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

Date: October 28, 2010

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

Date: October 28, 2010

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

Date: October 28, 2010

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

The quarterly report on Form 10-Q for the three month period ended May 31, 2010 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 28, 2010

/s/  Rafik Jallad

-------------------------------------

By:  Rafik Jallad

Chief Executive Officer

Date: October 28, 2010

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Accounting Officer, and Treasurer

Date: October 28, 2010

 /s/ Edvard Halupa

-------------------------------------

By: Edvard Halupa

Chief Technology Officer