Form 10-Q
period 2010-11-30
Portlogic Systems Inc.
filed 2011-01-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

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

Yes  No X

As of January 14, 2011, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the six months ended November 30, 2010

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

NOVEMBER 30, 2010 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010	6

Unaudited Interim Consolidated Statements of Operations for the Three and Six Months Ended November 30, 2010 and 2009, and the Period from June 22, 2004 (Inception) to November 30, 2010	7

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Period from June 22, 2004 (Inception) to November 30, 2010	8

Unaudited Interim Consolidated Statements of Cash Flows for the Six Months Ended	9
November 30, 2010 and 2009, and the Period from June 22, 2004 (Inception) to November 30, 2010

Notes to Unaudited Interim Consolidated Financial Statements	10-17

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF NOVMEBER 30, 2010 AND MAY 31, 2010
(Amounts expressed in US Dollars)
	Nov 30, 2010	May 31, 2010
	$	$
ASSETS
Current
Cash and cash equivalents	10,699	33,318
Loan receivable, net of allowance for doubtful accounts of $0 at November 30, 2010 and May 31, 2010	15,100	13,500
Prepaid expenses and deposits	3,439	3,365
	29.238	50,183
Long-term
Equipment, net	3,055	2,791
Source code, net	12,667	38,000
TOTAL ASSETS	44,960	90,974

LIABILITIES
Current
Accounts payable and accrued liabilities	75,730	61,014
Notes payable	305,000	255,000
Convertible loan	7,000	7,000
	387,730	323,014

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at November 30, 2010 and May 31, 2010	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at November 30, 2010 and May 31, 2010	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(730,470)	(619,740)
	(342,770)	(232,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	44,960	90,974

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED NOVEMBER 30, 2010 AND 2009, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2010
(Amounts expressed in US Dollars)

	June 22, 2004 (inception) through November 30, 2010	For the Six Months		For the Three Months
		Ended November 30		Ended November 30
		2010	2009	2010	2009
	$	$	$	$	$
Gross Margin (Loss)
Revenue	93,756	1,782	5,491	908	3,248
Cost of goods sold	187,329	25,333	25,333	12,667	12,667
	(93,573)	(23,551)	(19,842)	(11,759)	(9,419)

Leasing and consulting fees earned	23,000	-	-	-	-
	(70,573)	(23,551)	(19,842)	(11,759)	(9,419)

Expenses
Selling and administrative	648,230	85,961	75,713	48,188	45,035
Depreciation	11,667	1,218	999	593	375
	659,897	87,179	76,712	48,781	45,410

Net Loss for the period	(730,470)	(110,730)	(96,554)	(60,540)	(54,829)

Net Loss per share for the period
Basic and fully diluted		(0.0016)	(0.0014)	(0.0009)	(0.0008)

Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474	*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2010				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	67,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)
Net loss for the period	-	-	-	(110,730)	(110,730)
Balance as of November 30, 2010	68,830,474	68,830	318,870	(730,470)	(342,770)

* The figure in common stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND 2009,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2010
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to November 30, 2010	For the six months ended November 30, 2010	For the six months ended November 30, 2009
	$	$	$
Cash Flows from Operating Activities
Net Loss	(730,470)	(110,730)	(96,554)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	11,667	1,218	999
Amortization of source code	139,333	25,333	25,333
Changes in operating assets and liabilities
Increase in loan receivable	(15,100)	(1,600)	-
Increase in prepaid expenses and deposits	(3,439)	(74)	(352)
Increase (decrease) in accounts payable and accrued liabilities	75,730	14,717	(52,619)
Cash flows used in operating activities	(522,279)	(71,136)	(123,913)

Cash Flows from Investing Activities
Purchase of equipment	(14,722)	(1,483)	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(54,722)	(1,483)	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	305,000	50,000	150,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	587,700	50,000	150,000
Increase (decrease) in cash and cash equivalents	10,699	(22,619)	26,807
Cash and cash equivalents, beginning of period	-	33,318	13,468
Cash and cash equivalents, end of period	10,699	10,699	40,275

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

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

The Company has incurred losses from inception and, during the six month period ended November 30, 2010, the Company utilized $71,136 (November 30, 2009 - $123,913) of cash in operations. At November 30, 2010, the Company reported a deficit of $730,470 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

NOVEMBER 30, 2010

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

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of November 30, 2010 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2010, cash equivalents amounted to $7,575 (May 31, 2010 - $8,007).

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

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $3,836 for the six month period ended November 30, 2010 (November 30, 2009 - $5,447), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $1,879 for the six month period ended November 30, 2010 (November 30, 2009 – $2,965).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the six month periods ended November 30, 2010 and 2009. As such, net loss is equivalent to total comprehensive loss.

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, loan receivable, accounts payable and accrued liabilities, notes payable and convertible loan. Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short terms to maturity. The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements (cont’d)

the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's unaudited interim consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim consolidated financial position, results of operations and cash flows.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3		At Fair Value
Assets
Cash and cash equivalents	$3,124	$7,575		-	$10,699
Loan receivable		$15,10s0			$15,100
Liabilities
Notes payable	-	$305,000		-	$305,000
Convertible loan	-	$7,000		-	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 5.   EQUIPMENT

Equipment – November 30, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	9,266	7,346	1,920
Computer software	5,456	4,321	1.135
	14,722	11,667	3,055

Equipment – May 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Computer hardware	7,783	6,651	1,132
Computer software	5,456	3,797	1,659
	13,239	10,448	2,791

Depreciation expense amounted to $1,218 for the six month period ended November 30, 2010 (November 30, 2009 - $999).

NOTE 6.   SOURCE CODE

Source Code – November 30, 2010	Cost	Accumulated Amortization	Net Book Value
	$	$	$
Internet dating portal software	152,000	139,333	12,667

Source Code – May 31, 2010	Cost	Accumulated Amortization	Net Book Value
	$	$	$
Internet dating portal software	152,000	114,000	38,000

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

The Company did not capitalize any additional source code software for the six month period ended November 30, 2010, or for period from June 22, 2004 (inception) to November 30, 2010.

Amortization expense, included in cost of goods sold, amounted to $25,333 for the six month period ended November 30, 2010 (November 30, 2009 - $25,333).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30 2010	May 31, 2010
	$	$
Audit and review	19,471	22,767
Legal	5,975	177
Credit cards	5,732	4,402
Interest payable	15,889	8,862
Other	28,663	24,806
	75,730	61,014

NOTE 8.   NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of  $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest were due on July 18, 2009 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable in the amount of $80,000 as of November 30, 2010 (May 31, 2010 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are due on August 26, 2010 unless demanded earlier. This has been extended for another year under the same terms. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. The balance payable on this note payable is $225,000 as of November 30, 2010 (May 31, 2010 - $175,000).

Interest expense amounted to $7,027 for the six month period ended November 30, 2010 (November 30, 2009 - $2,851) and is included in selling and administrative expense. As at November 30, 2010, accrued interest of $15,889 (May 31, 2010 - $8,862) is included in accounts payable and accrued liabilities.

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

NOVEMBER 30, 2010

(Amounts expressed in US Dollars)

NOTE 10.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again.  In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. As at November 30, 2010, this amount remains receivable from UOMO (May 31, 2010 – $13,500).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The related service fee for the six month period ended November 30, 2010 amounted to $18,000 (November 30, 2009 - $18,000). The agreement has been continued on a month-to-month basis. As at November 30, 2010, the Company was in a credit balance of $600 owing to the officer (May 31, 2010 – balance owing of $8,593 made up of the following: $2,784 company credit card, $1,618 personal credit card, and $4,191 funds loaned to the Company personally by the officer).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee for the six month period ended November 30, 2010 amounted to $8,000.

NOTE 11.   SUBSEQUENT EVENTS

On December 30, the Audit Committee of the Board of Directors of the Company dismissed MSCM LLP as its independent registered public accounting firm. There were no disagreements with MSCM LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements for such years.

On December 31, 2010, the Audit Committee of the Board of Directors of the Company approved the engagement of George Stewart as its independent accountants for the fiscal year ending May 31, 2011 effective immediately.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended November 30, 2010 to the same period in 2009. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2010.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2010, cash equivalents amounted to $7,575 (May 31, 2010 - $8,007).

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

FOREIGN CURRENCY TRANSLATION

The Company maintains its accounting records in US dollars, which is its functional and reporting currency.  At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $1,879 for the six month period ended November 30, 2010 (November 30, 2009 – $2,965).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2010–17, “Revenue Recognition - Milestone Method.” The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The Company does not expect the adoption of ASU 2010-09 to have a material impact on its unaudited interim consolidated results of operations or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements,” a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently assessing the impact of ASU 2009-13 on its unaudited interim consolidated financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010 AND NOVEMBER 30, 2009

REVENUE

For the six months ended November 30, 2010, we recognized $1,782 in revenue. For the six months ended November 30, 2009, we recognized $5,491 in revenue.  The decrease in revenue for the current period was due to focus of management on finding revenue streams for our other solutions offerings with the change of our business model. However, all revenues in both six month periods were from dating revenues only derived from our propriety source code.

COST OF GOODS SOLD

We incurred $25,333 in cost of goods sold for both six month periods ended November 30, 2010 and 2009, made up entirely of amortization of our source code, which we include in cost of goods sold.  The work completed to earn revenue in both six month periods was provided in-house using our source code.  Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

EXPENSES

During the six months ended November 30, 2010, we incurred total expenses of $87,179 comprised of selling and administrative expense of $85,961 and depreciation of $1,218; compared with total expenses of $76,712 comprised of selling and administrative expense of $75,713 and depreciation of $999 for the same period in 2009.  The largest expense for both periods pertained to consulting and professional fees. Expenses incurred during both six month periods remained the same with the exception of higher legal expense of $6,030 in 2010 vs. $50 in the prior period, and filing fees of $5,333 in 2010 vs. $1,963 in 2009.

NET INCOME/LOSS

During the six months ended November 30, 2010, we incurred a net loss of $110,730 compared with a net loss of $96,554 for the six months ended November 30, 2009.  The increase in net loss was due to lower revenue in the six months ended November 30, 2010 and higher selling and administrative expenses due to the adjustment to legal expense from the prior period pertaining to the May 31, 2010 year end, as well as additional filing fees incurred in 2010.

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

As of November 30, 2010, we had cash and cash equivalents of $10,699.  We had total current assets of $29,238.

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $500,000 in total, over the next 6 months, to fund the start up of each of these divisions.  We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support.  As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 6 months. If we generate no cash revenues other than the $10,699 that we had available as of November 30, 2010, we will need to raise additional funds during the next 6 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2011 unless demanded earlier.

As of November 30, 2010, the Company borrowed $225,000 against the total $300,000 available to be drawn down.

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

As of November 30, 2010, our total assets were $44,960, our total liabilities were $387,730, and stockholders’ deficiency was $342,770.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until November 30, 2010, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing.  Although our main web-based community portal products are still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Executive Officer, Rafik Jallad oversees our technology needs.  Our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Both Mr. Jallad and Ms. Thiessen are involved in carrying out our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the six months ending May 31, 2011 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the six months ending May 31, 2011. We will need to raise additional funds to fully fund our operations for the next six month period beginning December 1, 2010. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, also serves as our sole director. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. Our sole director, Jueane Thiessen, was our Chief Financial Officer, Secretary, and Treasurer for the six months ending November 30, 2010. Our Board of Directors, which appoints our officers, currently consists of a sole director, Ms. Thiessen, giving Ms. Thiessen control of all of the voting power of the Board of Directors. Because Ms. Thiessen is both a director and an officer, there exists a potential conflict of interest regarding the decision to remove our officers or appoint new officers. Mr. Rafik Jallad, as Chief Executive Officer is our only other officer.

We may be subject to foreign currency fluctuation and such fluctuation may adversely affect our financial position and results.

We are currently located in Canada and pay most of our expenses in United States dollars. However, our target market is global. Almost all of our technology suppliers are based in Europe. We may enter into contracts that require customers to pay us in currencies other than United States dollars. Therefore, our potential operations make us subject to foreign currency fluctuation. We do not make investments that offset the risk of adverse foreign currency fluctuations and we may suffer increased expenses and overall losses as a result.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2011, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

17.1

Resignation of Edvard Halupa dated November 15, 2010 (included as Exhibit 17.1 to the Form 8-K filed November 16, 2010 and incorporated herein by reference).

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

By

/s/ Rafik Jallad

Chief Executive Officer

Date

January 14, 2011

By

/s/ Jueane Thiessen

Principal Accounting Officer, and

Treasurer

Date

January 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 14, 2011

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

Date: January 14, 2011

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

Date: January 14, 2011

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

The quarterly report on Form 10-Q for the six month period ended November 30, 2010 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 14, 2011

/s/  Rafik Jallad

-------------------------------------

By:  Rafik Jallad

Chief Executive Officer

Date: January 14, 2011

/s/  Jueane Thiessen

-------------------------------------

By:  Jueane Thiessen

Principal Accounting Officer, and Treasurer