Form 10-K/A
period 2010-05-31
Portlogic Systems Inc.
filed 2011-03-31
CIK 1413990

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

23.1

Consent of MSCM LLP relating to the audit of the consolidated financial statements for the years ended May 31, 2010 and 2009 (included as Exhibit 23.1 to the Form 10-K filed September 13, 2010 and incorporated herein by reference).

31.1.

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.

(Registrant)

By

/s/ Rafik Jallad

Chief Executive Officer

Date

March 31, 2011

By

/s/ Jueane Thiessen

Principal Accounting Officer, and

Treasurer

Date

March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

March 31, 2011