Form 10-K
period 2011-05-31
Portlogic Systems Inc.
filed 2011-08-29
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Yes  No   X

As of August 29, 2011, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2011

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

We have not been profitable since our inception. We are currently in the development stage and our business comprises developing and licensing portal software products and related services. We have developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. Sale of this product commenced during the 2008 fiscal year. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2011 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

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

Due to the cost of developing the technology to offer our marketing mobile applications solutions and kiosk hardware and software products, we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements.

We are not a software company; rather we market mobile, kiosk and other technological solutions.

MARKETS FOR OUR PRINCIPAL PRODUCTS AND SERVICES

We believe our market consists of two groups: portal owners (active domains seeking to maximize the amount of traffic that they attract by adding functions that we can provide), and private entrepreneurs (entrepreneurs interested in developing online businesses from scratch themselves).

We are now trying to bring mobile application solutions to marketing companies that may be interested in our technology partners. We are also directly targeting Telco operators and governmental agencies.

CUSTOMERS

Our target customer base currently has consisted of entrepreneurs interested in creating a portal to complement an existing business or to operate an online social networking business. Because our product offering is delivered online, we are able to serve customers worldwide. However, in order to minimize the costs of translation and compliance with local laws, we are currently focusing on marketing our product to customers located in the United States of America and Canada, which are the jurisdictions our management is most familiar with.

Despite our main web-based community portal products still being under development, starting in September 2007, we began recognizing short-term revenue for providing dating software websites for small customers. For the year ended May 31 2011, we received $3,181 in revenues. For the year ended May 31, 2010, we received $7,841 in revenues. Previously, for the year ended May 31, 2009, we received $42,977 in revenues. And prior to September 2007, we received $23,000 in ancillary revenues from two customers, Metapoint Technologies Corp and JOYN Internet Communities, Inc. for providing website layout and design, as well as software licensing.

Our current revenues for this product offering were evenly supported by our customer base; none of our clients represented major customers as a percentage or dollar amount of total revenues.

We do not have any customers for our mobile application solutions yet but are now focusing on such, which is the reason for our lower revenues for the year ended May 31, 2011.

COMPETITION

With our past product offering, we faced the portal software products industry, which is occupied by a wide variety of businesses, with numerous substitutes for the products and services that we offered. We competed with companies that offer do-it-yourself website design software products, website programmers, software developers, online social networking community service providers, and portal software products dedicated to a specific industry.

Our direct competitors now consist of companies that sell or license mobile marketing solutions.

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

INTELLECTUAL PROPERTY

As of May 31, 2011, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

Our business plan contemplates that we will market our products and services in part by entering into master licensing agreements with resellers who wish to license our products to their own customers in return for the reseller paying us a fixed fee or proportion of revenues received from their customers. We have also entered into exclusive distribution agreements for our mobile applications solutions and kiosk hardware and software products.

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

NEW PRODUCT DEVELOPMENT

Using the programming source code of the portal software for our online social networking system, we have been further developing to offer location-based services. We believe this will bring a new customer base for our m2Meet division as well as aid with our m2Market services.

However, due to the cost of developing the technology to offer our marketing mobile applications solutions and kiosk hardware and software products, we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements.

EMPLOYEES AND CONTRACTORS

As of May 31, 2011 we had two employees, consisting of our two officers, Rafik Jallad and Jueane Thiessen. M. Jallad serves as our Chief Executive Officer. Ms. Thiessen is our Secretary and Treasurer.

We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, and sales personnel. As of May 31, 2011, our principal contractor has been Euroweb Technologie s.r.o. whom we have agreements with to provide website hosting and system administration services, as well as software programming services. We also use a commissioned salesperson, Jacques Poulin, to help us with sales. We also use a technology sales contractor, mSolutions. As well as these regular contractors, from time to time we have retained contractors for one-off purposes, such as to compose website text according to the needs of our clients.

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

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2011 and May 31, 2010, and for the period from inception, June 22, 2004, to May 31, 2011, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2011 reflect a cumulative net loss of $827,819. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor's report for the year ended May 31, 2011 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until May 31, 2011, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2012 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2012. We will need to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2011. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, also serves as our sole director. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. Our sole director, Jueane Thiessen, was our Chief Financial Officer, Secretary, and Treasurer for the year ending May 31, 2011. Our Board of Directors, which appoints our officers, currently consists of a sole director, Ms. Thiessen, giving Ms. Thiessen control of all of the voting power of the Board of Directors. Because Ms. Thiessen is both a director and an officer, there exists a potential conflict of interest regarding the decision to remove our officers or appoint new officers. Mr. Rafik Jallad, as Chief Executive Officer is our only other officer.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2011, and she may not vote her shares in a manner that benefits minority shareholders.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2010 and through May 31, 2011, our common stock was sold and purchased at prices that ranged from a high of $0.71 to a low of $0.57 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office beginning  March 14, 2007, and have renewed for four additional one-year periods. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2011, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

For the Fiscal Year Ended May 31, 2011	High	Low
Quarter ended May 31, 2011	$ 0.64	$ 0.60
Quarter ended February 28, 2011	$ 0.70	$ 0.64
Quarter ended November 30, 2010	$ 0.70	$ 0.57
Quarter ended August 31, 2010	$ 0.71	$ 0.69

For the Fiscal Year Ended May 31, 2010
Quarter ended May 31, 2010	$ 0.71	$ 0.55
Quarter ended February 28, 2010	N/A	N/A
Quarter ended November 30, 2009	N/A	N/A
Quarter ended August 31, 2009	N/A	N/A

DIVIDENDS

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the board of directors.

HOLDERS

As of May 31, 2011, we had approximately 40 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2011 to the same period in 2010. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2011. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2011, cash equivalents amounted to $7,575 (May 31, 2010 - $8,007).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2011, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,746 for the year end May 31, 2011 (May 31, 2010 – $3,581).

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2011 and MAY 31, 2010

REVENUE

For the fiscal year ended May 31, 2011, we recognized $3,181 in revenue. For the fiscal year ended May 31, 2010, we recognized $7,841 in revenue. The decrease in revenue for the current year was due to focus of management on finding revenue streams for our other solutions offerings with the change of our business model. However, all revenues in both fiscal years were from dating revenues only derived from our propriety source code, which has now been fully amortized.

COST OF GOODS SOLD

We incurred $38,000 in cost of goods sold for the fiscal year ended May 31, 2011. For the fiscal year ended May 31 2010, we incurred $50,666 in cost of goods sold. For both years, cost of goods was made up entirely of amortization of our source code, which we include in cost of sales. The work completed to earn revenue in both twelve month periods was provided in-house using our source code. Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue, and ended February 28, 2011. As of May 31, 2011, the source code has been fully amortized.

EXPENSES

During the year ended May 31, 2011, we incurred total expenses of $173,260 comprised of selling and administrative expense of $170,830 and depreciation of $2,430; compared with total expenses of $173,548 comprised of selling and administrative expense of $171,478 and depreciation of $2,070 for the year ended May 31, 2010. The largest expense for both years pertained to consulting and professional fees. Expenses incurred during both years remained virtually the same with the exception of higher legal expense of $6,030 in 2011 vs. $2,621 in 2010 and significantly higher interest expense during the year ended May 31, 2011 due to larger loans drawn from the available notes payable;  $17,204 in 2011 vs. $8,130 in 2010. This was offset by significantly higher audit fees for the year ended May 31, 2010 of $38,500 compared to $24,977 for the year ended May 31, 2011 due to change of registered certified auditor.

NET INCOME/LOSS

During the year ended May 31, 2011, we incurred a net loss of $208,079 compared with a net loss of $216,373 for the year ended May 31, 2010. While revenues were slightly lower for the year ended May 31, 2011 as we concentrated on our new business model, cost of goods sold, made up entirely of amortization of our source code, became fully amortized at the end of the third quarter of the year ended May 31, 2011 resulting in lower net loss for that year.

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

As of May 31, 2011, we had cash and cash equivalents of $10,607.  We had total current assets of $31,962.

In order to ensure we continue to generate cash revenues, during the next twelve months, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. As we have been recognizing revenues during this time, we intend to continue further product development of our social networking portal software. Our proprietary web based community software will be further developed for mobile use in our m2Meet division. However, our product offering now includes enterprise software solutions which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk as follows:

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $500,000 in total, over the next twelve months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we have now signed technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $10,607 that we had available as of May 31, 2011, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, we issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2012 unless demanded earlier.

As of May 31, 2011 we borrowed $277,000 against the total $300,000 available to be drawn down.

Prior to this, on July 18, 2008, we had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. We have borrowed $80,000 against this loan.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2011, our total assets were $34,699, our total liabilities were $440,119, and stockholders’ deficiency was $474,818.

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

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010, AND THE PERIOD FROM

JUNE 22, 2004 (INCEPTION) TO MAY 31, 2011

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of May 31, 2011 and May 31, 2010	24

Consolidated Statements of Operations for the Years ended May 31, 2011 and May 31, 2010, and the Period from June 22, 2004 (Inception) to May 31, 2011	25

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Years Ended May 31, 2011 and 2010, and the Period from June 22, 2004 (Inception) to May 31, 2011	26

Consolidated Statements of Cash Flows for the Years ended May 31, 2011 and 2010, and the Period from June 22, 2004 (Inception) to May 31, 2011	27

Notes to Consolidated Financial Statements	28-36

GEORGE STEWART, CPA

316 17th AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying balance sheet of Portlogic Systems Inc. (A Development Stage Company) as of May 31, 2011 and 2010, and the related statement of operations, stockholders’ equity and cash flows for the period from June 22, 2004 (inception), to May 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., (A Development Stage Company) as of May 31, 2011 and 2010, and the results of its operations and cash flows from June 22, 2004 (inception), to May 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

George Stewart, CPA

Seattle, Washington

August 27, 2011

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2011 AND 2010
(Amounts expressed in US Dollars)
	May 31, 2011	May 31, 2010
	$	$
ASSETS
Current
Cash and cash equivalents	10,607	33,318
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2011 and 2010	15,100	13,500
Prepaid expenses and deposits	6,255	3,365
	31,962	50,183
Long-term
Equipment, net	2,737	2,791
Source code, net	-	38,000
TOTAL ASSETS	34,699	90,974

LIABILITIES
Current
Accounts payable and accrued liabilities	104,218	61,014
Notes payable	357,000	255,000
Shareholder loan	6,600	-
Convertible loan	7,000	7,000
	474,818	323,014

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at May 31, 2011 and 2010	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at May 31, 2011 and 2010	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(827,819)	(619,740)
	(440,119)	(232,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	34,699	90,974

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATD STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2011 AND 2010,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2011
(Amounts expressed in US Dollars)

	June 22, 2004	For the year ended	For the year ended
	(inception) to May 31, 2011	May 31, 2011	May 31, 2010
	$	$	$
Gross loss
Revenue	95,154	3,181	7,841
Cost of goods sold	199,996	38,000	50,666
	(104,842)	(34,819)	(42,825)

Leasing and consulting fees earned	23,000	-	-
	(81,842)	(34,819)	(42,825)

Expenses
Selling and administrative	733,099	170,830	171,478
Depreciation	12,878	2,430	2,070
	745,977	173,260	173,548

Net loss for the year / period	(827,819)	(208,079)	(216,373)

Net loss per share for the year
Basic and fully diluted		(0.00314)	(0.00314)
Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.
The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2011				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550		-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500		-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	67,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)
Net loss for the year	-	-	-	(208,079)	(208,079)
Balance as of May 31, 2011	68,830,474	68,830	318,870	(827,819)	(440,119)

* The figure in Common Stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2011 AND 2010
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2011
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to May 31, 2011	For the year ended May 31, 2011	For the year ended May 31, 2010
	$	$	$
Cash Flows from Operating Activities
Net Loss	(827,819)	(208,079)	(216,373)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	12,878	2,430	2,070
Amortization of source code	152,000	38,000	50,666
Changes in operating assets and liabilities
Increase in accounts and other receivables	(15,100)	(1,600)	(3,693)
Increase in prepaid expenses and deposits	(6,255)	(2,890)	(514)
Increase (decrease) in accounts payable and accrued liabilities	104,218	43,204	(35,211)
Cash flows used in operating activities	(580,078)	(128,935)	(203,055)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	(2,376)	(2,095)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	(2,376)	(2,095)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	357,000	102,000	225,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of shareholder loan	6,600	6,600	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	646,300	108,600	225,000
Increase (decrease) in cash and cash equivalents	10,607	(22,711)	19,850
Cash and cash equivalents, beginning of period	-	33,318	13,468
Cash and cash equivalents, end of period	10,607	10,607	33,318

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

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

The accompanying audited consolidated financial statements include Portlogic and its subsidiary (hereinafter referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has incurred losses from inception and, during the year ended May 31, 2011, the Company utilized $128,935 (2010 - $203,055) of cash in operations. At May 31, 2011, the Company reported a deficit of $827,819 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due. Management is considering various alternatives and is pursuing additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

MAY 31, 2011 AND 2010

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2011, cash equivalents amounted to $7,575 (May 31, 2010 - $8,007).

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the assets’ estimated useful lives (three years for computer hardware and mobile hardware and two years for computer software).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2011, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs amounted to $7,636 for the year ended May 31, 2011 (2010 - $8,393), which was included as part of selling and administrative expenses.

Revenue Recognition

The Company recognizes revenue at the point of passage to the customer of title and risk of loss when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue Recognition (cont’d)

Service revenues are generally recognized at the time of performance. Revenues billed in advance under contracts are deferred and recognized over the corresponding service periods.

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $2,746 for the year end May 31, 2011 (May 31, 2010 – $3,581).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the years ended May 31, 2011 and 2010. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations

The Company’s financial instruments comprise cash and cash equivalents, loan receivables, accounts payable and accrued liabilities, notes payable and convertible loan. Unless otherwise indicated, the fair value of financial assets and financial liabilities approximate their recorded values due to their short-terms to maturity.  The Company determines the fair value of its long-term financial instruments based on quoted market values or discounted cash flow analyses.

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

MAY 31, 2011 AND 2010

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using		Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$3,032	$7,575	-	$10,607
Loan receivable	-	$15,100	-	$15,100
Liability
Notes payable	-	$357,000	-	$357,000
Shareholder loan	-	$6,600		$6,600
Convertible loan	-	$7,000	-	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 5.   EQUIPMENT

Equipment – May 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	25	868
Computer hardware	9,266	8,009	1,257
Computer software	5,456	4,844	612
	15,615	12,878	2,737

Equipment – May 31, 2010	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	-	-	-
Computer hardware	7,783	6,651	1,132
Computer software	5,456	3,797	1,659
	13,239	10,448	2,791

Depreciation expense amounted to $2,430 for the year ended May 31, 2011 (May 31, 2010 - $2,070).

NOTE 6.   SOURCE CODE

Source Code – May 31, 2011	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2010	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	114,000	38,000

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

The Company did not capitalize any additional source code software for the year ended May 31, 2011, or for fiscal years ended May 31, 2010, 2009, 2008 and 2007.

Amortization expense, included in cost of goods sold, amounted to $38,000 for the year ended May 31, 2011 (May 31, 2010 - $50,666).  Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue, and ended on February 28, 2011.

As of May 31, 2011, the source code software has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31 2011	May 31, 2010
	$	$
Audit and review	16,206	22,767
Bookkeeping and accounting	107	107
Legal	5,975	177
Other	50,840	24,699
Credit cards	6,063	4,402
Interest payable	25,027	8,862
	104,218	61,014

NOTE 8.   NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of  $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on July 18, 2012 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable in the amount of $80,000 as of May 31, 2011 (May 31, 2010 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2012 unless demanded earlier. This has been extended for another year under the same terms. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. The balance payable on this note payable is $277,000 as of May 31, 2011 (May 31, 2010 - $175,000).

Interest expense amounted to $17,204 for the year ended May 31, 2011 (May 31, 2010 - $7,601) and is included in selling and administrative expense. As at May 31, 2011, accrued interest of $25,027 (May 31, 2010 - $8,862) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2010 and carried interest at a rate of 10% per annum.  The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2012. This convertible debenture has not been repaid and is due on March 10, 2012.

NOTE 10.  INCOME TAXES

a)

The total provision for income taxes differs from the amount which would be computed by applying the income tax rate to loss before provision for income taxes.  The reasons for these differences are as follows:

                                                                          2011

                                                                                                                     2010

                                                                        Amount

                                                                                                                    Amount

	$	%	$	%
Net loss	(208,079)		(216,373)
Income tax recovery computed at statutory income tax rate	(70,747)	34.0	(73,567)	34.0
Permanent differences	-	-	305	-
Tax rate change and others	-	-	151	-
Change in valuation allowance	70,747	(34.0)	73,111	(34.0)
Net income tax recovery	-	-	-	-

b)

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards.  Temporary differences and loss carryforwards, which give rise to deferred tax assets and liabilities are as follows:

	May 31 2011	May 31, 2010
Deferred tax asset:	$	$
Net operating loss carryforwards	282,051	223,584
Deferred tax liabilities:
Equipment and source code	(930)	(13,210)
Net deferred tax asset	281,121	210,374

Less: valuation allowance	(281,121)	(210,374)
Net deferred tax asset	-	-

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011 AND 2010

(Amounts expressed in US Dollars)

NOTE 10.  INCOME TAXES (cont’d)

c)

At May 31, 2011, the Company had cumulative net operating loss carryforwards of approximately $657,600 which expire at various dates as follows:

                        $

2015

    7,000

2026

  12,000

2027

  40,000

2028

251,000

2029

181,600

2030

166,000

                  657,600

NOTE 11.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again.  In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. As at May 31, 2011, this amount remains receivable from UOMO (May 31, 2010 – $13,500).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis. The related service fee for the year ended May 31, 2011 amounted to $36,000 (May 31, 2010 - $36,000).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The related service fee for the year ended May 31, 2011 amounted to $20,000.

NOTE 12.   SUBSEQUENT EVENTS

On June 10, 2011, the Company entered into a Distributor Sales Agreement with Clip Mobile Inc. (“Clip”). The Agreement provides that the Company will exclusively distribute Clip’s location-based mobile applications and mobile coupon solutions for its test pilot program. The Term of this Agreement will commence on June 10, 2011 and continue for a period of one year, unless formerly terminated and submitted in written notice, by either party.

On June 10, 2011, the Company also entered into an Agent Partner Product Distribution Agreement with Clip. The Agreement provides that Clip entitles the Company to sell the Clip Mobile Coupon Platform to end users, earning a share of revenues derived from the accounts we manage as an affiliate local marketer. The Term of this Agreement will commence on June 10, 2011 and continue for a period of one year, unless formerly terminated. Both parties have the option to renew or renegotiate the terms of the Agreement on a yearly basis.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 30, 2010, our Audit Committee of the Board of Directors dismissed MSCM LLP (“MSCM”) as our independent registered public accounting firm. During our two most recent fiscal years and subsequent interim period through the date of this Report, there were no disagreements with MSCM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference to the subject matter of the disagreement in its reports on the our Company’s financial statements for such years.

On December 31, 2010, our Audit Committee of the Board of Directors approved the engagement of George Stewart, CPA (“Stewart”) as our independent accountants for the fiscal year ending May 31, 2011 effective immediately.

During our two most recent fiscal years, neither our Company nor anyone acting on our behalf consulted with Stewart regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements or (iii) any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to engaging Stewart, Stewart did not provide us with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of Stewart as our Company’s new independent registered public accounting firm.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2011, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Rafik Jallad	38	Chief Executive Officer	2010
Jueane Thiessen	37	Director, President, Secretary, Treasurer *	2004
Edvard Halupa Javed Mawji	27 38	Director, Chief Technology Officer Director **	2008 2004

  * Mr. Halupa resigned from office and our board of directors, effective November 15, 2010.

** Mr. Mawji resigned from our board of directors, effective November 30, 2007.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Rafik Jallad has served as our Chief Executive Officer since August 1, 2010. Prior to joining, Mr. Jallad was the Chief Executive Officer of Blue-Creation, a UK-based technical consultancy company. Before joining Blue-Creation, Mr. Jallad was Vice President, Automotive, at Cambridge Silicon Radio (CSR), a leading connectivity company, responsible for their Automotive business unit and leading the strategy work from 2007 to 2010. From 2002 to 2007, Mr. Jallad held two senior management positions; from 2004 to 2007, Mr. Jallad was in charge of business development in US, Europe and Asia at Ubinetics, which was then acquired by CSR. From 2002 to 2004, Mr. Jallad headed British Telecom Syntegra’s mobility solutions. Prior to this, Mr. Jallad was an Associate for management and strategy consultants McKinsey and Company in Paris, France, from 1999 to 2002. Mr. Jallad holds a Masters Degree in engineering from EPFL - Swiss Federal Institute of Technology Lausanne, as well as an MBA from the INSEAD management business school.

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President since November 30, 2007. Ms. Thiessen has over 16 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

Edvard Halupa has served as our Technology Manager since January 2007. On March 27, 2008, Mr. Halupa was appointed Chief Technological Officer and elected as a director. Mr. Halupa resigned from the Company on November 15, 2010. Mr. Halupa has extensive experience developing and managing online advertising campaigns, affiliate marketing, search engine marketing, or SEM, and knowledge of online communities and social media trends. From August 2005 through December 2006, Mr. Halupa was Marketing Manager for Interkod Technologie s.r.o., a web-development company in Slovak Republic. From September 2002 through July 2005, Mr. Halupa worked as a Webmaster and Freelance Marketer for clients including Technicom Computers. He holds a Bachelor of Arts and a Masters Degree in Management of Information Systems from the Faculty of Management, Comenius

University in Bratislava, Slovakia.  Mr. Halupa is an Associate Member (ASI) of the Securities and Investment Institute, London, UK since January 2008, and holds a Level III Certificate in Investment Securities.

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

CODE OF ETHICS

On June 29, 2007, we adopted a Code of Ethics that applies to our Chief Executive Officer and Chief Financial Officer.

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

During the fiscal year ended May 31, 2011, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of June 1, 2011, our board consists of one member and the board believes that the one director must participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, as our board expands in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above.  We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, as of June 1, 2011, our board consists of one member and the board believes that the one director should participate in all board activities including those normally performed by an audit committee. However, as our board expands in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

  Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2011, May 31, 2010, and May 31, 2009 for our Principal Executive Officers.  We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2011, 2010 and 2009

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)
Rafik Jallad, Principal Executive Officer	2011	24,000	24,000
Jueane Thiessen, Principal Executive Officer (1)	2010 2009	36,000 36,000	36,000 36,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our current Principal Executive Officer, Rafik Jallad

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year.

Consulting Agreement with our prior Principal Executive Officer, Jueane Thiessen

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month.

New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month.  The agreement has been continued on a month-to-month basis to May 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2011, we have not issued equity awards to our named executive officer included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2011, we did not pay compensation to any of our directors for serving on our board of directors. No compensation has been paid to our directors for any of the last three fiscal years.

Item 12.

 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2011, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Jueane Thiessen

2,500,000

3.6%

503-23 Brant Street,

Direct Ownership

Toronto, Ontario,

Canada, M5V 2L5

Common

Management as a

2,500,000

3.6%

group including all

Direct Ownership

executive officers

and directors (1 Person)

Common

Fern Fair

36,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

JOYN Internet Communities Inc.

4,480,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1)

Based on 68,830,474 shares outstanding as of May 31, 2011 and reflects the 2:1 stock split effective January 20, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2011, we had no equity securities authorized for issuance.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year.

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performs services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and is compensated at a rate of $3,000 per month. The agreements have been continued on a month-to-month basis to May 31, 2011.

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

On March 27, 2008, Edvard Halupa was appointed to serve as our Chief Technological Officer and was elected to serve on our Board of Directors. Pursuant to this agreement, Mr. Halupa spent approximately 10 hours per week on services provided to us and was compensated at a salary of $0 for his services. Mr. Halupa resigned from office and as a director on November 15, 2010.

DIRECTOR INDEPENDENCE

As of May 31, 2011, the following individual each served as a director on our Board:

•

Ms. Jueane Thiessen

None of the members of our Board are “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market. We intend to apply to have our common stock traded on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our Board be independent.

Item 14. Principal Accounting Fees and Services

We dismissed our previous independent auditors MSCM LLP on December 30, 2010 and engaged George Stewart, CPA on December 31, 2010 as our independent auditors to report on our balance sheet as of May 31, 2011, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

2010 – MSCM LLP:

The aggregate fees billed by our auditors, MSCM LLP, for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2009 were $39,652 (Audit fees of $22,660 + review fees of $16,992).

2011 - MSCM LLP (Q1 2011 only): Aggregate fees = $7,725

2011 – George Stewart, CPA: Aggregate fees = $16,100

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2011 have not been billed as of August 29, 2011 but we estimate that they will be approximately $7,700. The fees charged by our current auditors to review our interim financial statements for the second and third quarters of 2011 were $8,400

The fees charged by our previous auditors, MSCM LLP, for professional services rendered to review our interim financial statements for the first quarter of 2011 was $7,725. An adjustment of $1,152 was incurred in the fiscal year ended May 31, 2011 for under-accrued audit fees from 2010.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2011, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2011 and 2010

•

Statements of Operations for the years ended May 31, 2011 and 2010 and the period from June 22, 2004 (inception) to May 31, 2011

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2011 and 2010 and the period from June 22, 2004 (inception) to May 31, 2011

•

Statements of Cash Flows for the years ended May 31, 2011 and 2010 and the period from June 22, 2004 (inception) to May 31, 201

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

10.3

Distributor Sales Agreement between Portlogic Systems Inc. and Clip Mobile Inc., dated June 10, 2011 (included as Exhibit 10.1 to the Form 8-K filed June 15, 2011 and incorporated herein by reference).

10.4

Agent Partner Production Distribution Agreement between Portlogic Systems Inc. and Clip Mobile Inc., dated June 10, 2011 (included as Exhibit 10.2 to the Form 8-K filed June 15, 2011 and incorporated herein by reference).

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

23.1

Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2011 and 2010 (filed herewith).

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

Officer, and Treasurer

Date

August 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 29, 2011