Form 10-Q/A
period 2011-08-31
Portlogic Systems Inc.
filed 2011-12-29
CIK 1413990

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

(647) 847-8350

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

Yes  No  X

As of December 29, 2011, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

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

21.1

Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-Q filed October 14, 2011 and incorporated herein by referencefiled).

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

December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

December 29, 2011