Form 10-Q
period 2011-11-30
Portlogic Systems Inc.
filed 2012-01-13
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

Yes  No  X

As of January 13, 2012, the registrant had 68,830,474 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the six months ended November 30, 2011

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Consolidated Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

25

Item 4T.

Controls and Procedures.

25

PART II

Item 1.

Legal Proceedings.

  27

Item 1A.

Risk Factors.

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.

Defaults Upon Senior Securities.

29

Item 4.

Submission of Matters to a Vote of Security Holders.

29

Item 5.

Other Information.

29

Item 6.

Exhibits.

30

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

NOVEMBER 30, 2011 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of November 30, 2011 and May 31, 2011	6

Unaudited Interim Consolidated Statements of Operations for the Six Months Ended November 30, 2011 and 2010, and the Period from June 22, 2004 (Inception) to November 30, 2011	7

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Period from June 22, 2004 (Inception) to November 30, 2011	8-9

Unaudited Interim Consolidated Statements of Cash Flows for the Six Months Ended	10
November 30, 2011 and 2010, and the Period from June 22, 2004 (Inception) to November 30, 2011

Notes to Unaudited Interim Consolidated Financial Statements	11-20

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2011 AND MAY 31, 2011
(Amounts expressed in US Dollars)
	November 30, 2011	May 31, 2011
	$	$
ASSETS
Current
Cash and cash equivalents	12,486	10,607
Loan receivable, net of allowance for doubtful accounts of $0 at November 30, 2011 and May 31, 2011	12,986	15,100
Prepaid expenses and deposits	6,255	6,255
	31,727	31,962
Long-term
Equipment, net	1,589	2,737
Source code, net	-	-
TOTAL ASSETS	33,316	34,699

LIABILITIES
Current
Accounts payable and accrued liabilities	135,488	104,218
Notes payable	357,000	357,000
Shareholder loan	27,599	6,600
Convertible loan	7,000	7,000
	527,087	474,818

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at November 30, 2011 and May 31, 2011	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at November 30, 2011 and May 31, 2011	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(881,471)	(827,819)
	(493,771)	(440,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	33,316	34,699

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED NOVEMBER 30, 2011 AND 2010, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2011
(Amounts expressed in US Dollars)

	June 22, 2004	For the Six Months		For the Three Months
	(inception) through	Ended November 30		Ended November 30
	November 30, 2011	2011	2010	2011	2010
	$	$	$	$	$
Gross Margin (Loss)
Revenue	96,646	1,492	1,782	-	908
Cost of goods sold	199,996	-	25,333	-	12,667
	(103,350)	1,492	(23,551)	-	(11,759)

Leasing and consulting fees earned	23,000	-	-	-	-
	(80,350)	1,492	(23,551)	-	(11,759)

Expenses
Selling and administrative	787,095	53,997	85,961	24,212	48,188
Depreciation	14,026	1,147	1,218	516	593
	801,121	55,144	87,179	24,728	48,781

Net Loss for the period	(881,471)	(53,652)	(110,730)	(24,728)	(60,540)

Net Loss per share for the period
Basic and fully diluted		(0.0008)	(0.0016)	(0.0004)	(0.0009)

Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474	*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2011
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550		-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500		-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	67,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2011 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)
Net loss for the year	-	-	-	(208,079)	(208,079)
Balance as of May 31, 2011	68,830,474	68,830	318,870	(827,819)	(440,119)
Net loss for the period	-	-	-	(53,652)	(53,652)
Balance as of November 30, 2011	68,830,474	68,830	318,870	(881,471)	(493,771)

* The figure in Common Stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2011
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to November 30, 2011	For the six months ended November 30, 2011	For the six months ended November 30, 2010
	$	$	$
Cash Flows from Operating Activities
Net Loss	(881,471)	(53,652)	(110,730)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	14,026	1,147	1,218
Amortization of source code	152,000	-	25,333
Changes in operating assets and liabilities
Increase in accounts and other receivables	(12,986)	2,114	(1,600)
Increase in prepaid expenses and deposits	(6,255)	-	(74)
Increase (decrease) in accounts payable and accrued liabilities	135,488	31,271	14,717
Cash flows used in operating activities	(599,198)	(19,120)	(71,136)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	(1,483)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	(1,483)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	357,000	-	50,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of shareholder loan	27,599	20,999	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	667,299	20,999	50,000
Increase (decrease) in cash and cash equivalents	12,486	1,879	(22,619)
Cash and cash equivalents, beginning of period	-	10,607	33,318
Cash and cash equivalents, end of period	12,486	12,486	10,699

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

The Company has incurred losses from inception and, during the six month period ended November 30, 2011, the Company utilized $19,120 (November 30, 2010 - $71,136) of cash in operations. At November 30, 2011, the Company reported a deficit of $881,471 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of November 30, 2011 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2011, cash equivalents amounted to $9,067 (May 31, 2011 - $7,575).

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

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of November 30, 2011, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the six month period ended November 30, 2011 (November 30, 2010 - $3,836).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $657 for the six month period ended November 30, 2011 (November 30, 2010 - loss of $1,879).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the six month periods ended November 30, 2011 and 2010. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

Recent Accounting Pronouncements Issued but Not Yet Adopted

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating the requirements of this standard, but it is not expected to have a material impact on its unaudited interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on the Company’s unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements Issued but Not Yet Adopted (cont’d)

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its unaudited interim consolidated financial statements.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using		Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$3,419	$9,067	-	$12,486
Loan receivable	-	-	$12,986	$12,986
Liability
Notes payable	-	-	$357,000	$357,000
Shareholder loan	-	-	$27,599	$27,599
Convertible loan	-	-	$7,000	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 5.   EQUIPMENT

Equipment – November 30, 2011	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	174	719
Computer hardware	9,266	8,484	782
Computer software	5,456	5,368	88
	15,615	14,026	1,589

Equipment – May 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	25	868
Computer hardware	9,266	8,009	1,257
Computer software	5,456	4,844	612
	15,615	12,878	2,737

Depreciation expense amounted to $1,147 for the six month period ended November 30, 2011 (November 30, 2010 - $1,218).

NOTE 6.   SOURCE CODE

Source Code – November 30, 2011	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2011	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

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

The Company did not capitalize any additional source code software for the six month period ended November 30, 2011, or for period from June 22, 2004 (inception) to November 30, 2011.

Amortization expense, included in cost of goods sold, amounted to $Nil for the six month period ended November 30, 2011 (November 30, 2010 - $25,333). Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue, and ended on February 28, 2011.

As of November 30, 2011, the source code software has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2011	May 31, 2011
	$	$
Audit and review	12,400	16,206
Bookkeeping and accounting	107	107
Legal	5,975	5,975
Other	75,877	50,840
Credit cards	6,089	6,063
Interest payable	35,040	25,027
	135,488	104,218

NOTE 8.   NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2012 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of November 30, 2011 (May 31, 2011 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2012 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. The balance payable on this note payable is $277,000 as of November 30, 2011 (May 31, 2011 - $277,000).

Interest expense amounted to $10,679 for the six month period ended November 30, 2011 (November 30, 2010 - $7,511) and is included in selling and administrative expense. As at November 30, 2011, accrued interest of $35,040 (May 31, 2011 - $25,027) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 9.   CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2011 and carried interest at a rate of 10% per annum. The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2012. This convertible debenture has not been repaid and is due on March 10, 2012.

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

NOVEMBER 30, 2011

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

As of November 30, 2011, the Company had 68,830,474* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010.

NOTE 11.   STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of November 30, 2011:

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 75,000,000 shares authorized and 68,830,474* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010.

NOTE 12.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. As at November 30, 2011, $12,986 remains receivable from UOMO (May 31, 2011 – $15,100).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis. The related service fee for the six month period ended November 30, 2011 amounted to $18,000 (November 30, 2010 - $18,000).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The agreement was not renewed after July 31, 2011. Therefore, the related service fee for the six month period ended November 30, 2011 amounted to $4,000 (November 30, 2010 - $8,000).

d)

On November 24, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(Amounts expressed in US Dollars)

NOTE 13.   SUBSEQUENT EVENTS

On December 9, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended November 30, 2011 to the same period in 2010. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2011.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2011, cash equivalents amounted to $9,067 (May 31, 2011 - $7,575).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of November 30, 2011, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $657 for the six month period ended November 30, 2011 (November 30, 2010 - loss of $1,879).

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” which is intended to create consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments include clarification on the application of certain existing fair value measurement guidance and expanded disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. We are currently evaluating the requirements of this standard, but it is not expected to have a material impact on our unaudited interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income. Additionally, in December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for interim and annual financial periods beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. As these standards impact presentation requirements only, the adoption of this guidance is not expected to have a material impact on our unaudited interim consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing for Goodwill Impairment” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not anticipate that the adoption of this pronouncement will have a significant effect on our unaudited interim consolidated financial statements.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010

REVENUE

For the six months ended November 30, 2011, we recognized $1,492 in revenue from interest income on our short term deposits. For the six months ended November 30, 2010, we recognized $1,782 in dating revenues derived from our proprietary source code. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

Cost of goods sold of $25,333 for the six months ended November 30, 2010, is made up entirely of amortization of our source code, which we include in cost of goods sold. The work completed to earn revenue in this six month period was provided in-house using our source code. Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $Nil in cost of goods sold for the six months ended November 30, 2011 as we did not earn any dating revenues in this period and our source code has been fully amortized.

EXPENSES

During the six months ended November 30, 2011, we incurred total expenses of $55,144 comprised of selling and administrative expense of $53,997 and depreciation of $1,147; compared with total expenses of $87,179 comprised of selling and administrative expense of $85,961 and depreciation of $1,218 for the same period in 2010. Higher expenses for the prior six month period ended November 30, 2010 were incurred all around with the largest expenses for both periods pertaining mostly to consulting and professional fees. The largest difference between the two periods resulting from a legal adjustment of $5,798 in the six month period ended November 30, 2010, to a prior period resulting from the May 31, 2010 year end. As well, reduced audit fees in the six month period ended November 30, 2011 due to change of auditors. Higher advertising (November 30, 2010 - $3,836) versus $Nil advertising expense incurred in the current period. Higher consulting expense in 2010 due to six months of officers fees versus two months in 2011. $5,000 in one-time filing fees incurred in the six month period ended November 30, 2010 which was not incurred in the six month period ended November 30, 2011. And finally expenses related to travel were incurred in the prior period ended November 30, 2010. No travel has yet been incurred in the six month period ended November 30, 2011.

NET INCOME/LOSS

During the six months ended November 30, 2011, we incurred a net loss of $53,652 compared with a net loss of $110,730 for the six months ended November 30, 2010. The decrease in net loss was due to slightly higher revenue in the six months ended November 30, 2010 and much lower selling and administrative expenses all around in the same period. As well, as our revenues in this period were not earned from our dating software and our source code has been fully amortized, we did not incur any cost of goods sold which was the highest expense in the prior period ended November 30, 2010.

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

As of November 30, 2011, we had cash and cash equivalents of $12,486. We had total current assets of $33,316.

In order to ensure we continue to generate cash revenues, during the next six months, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. Our proprietary web based community software will be further developed for mobile use in our m2Meet division. However, our product offering now includes enterprise software solutions which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk as follows:

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $500,000 in total, over the next six months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next six months. If we generate no cash revenues other than the $12,486 that we had available as of November 30, 2011, we will need to raise additional funds during the next six months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year which has been extended. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2012 unless demanded earlier.

As of November 30, 2011, the Company borrowed $277,000 against the total $300,000 available to be drawn down.

Prior to this, on July 18, 2008, the Company had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year which has been extended. As of November 30, 2011, the Company borrowed $80,000 against this loan.

A shareholder has also loaned the Company $27,599 as of November 30, 2011.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2011, our total assets were $33,316, our total liabilities were $527,087, and stockholders’ deficiency was $493,771.

SUBSEQUENT EVENTS

On December 9, 2011, we entered into a contract to pay one of our directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as a director for a term of one year or until removed as a director.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until November 30, 2011, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the six months ending May 31, 2012 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the six months ending May 31, 2012. We will need to raise additional funds to fully fund our operations for the next six month period beginning December 1, 2011. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

One of our directors, Jueane Thiessen, also serves as our officer. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Jueane Thiessen, is our Chief Financial Officer, Treasurer, Secretary and acting Chief Executive Officer. Our board of directors, which appoints our officers, currently consists of three persons, Ms. Thiessen, Mr. Donald Gilpin and Mr. Bruce Maschmeyer. Ms. Thiessen controls over thirty-three percent of the voting power of the board of directors. Because Ms. Thiessen is both a director and officer, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2012, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

10.3

Director Service Agreement between Portlogic Systems Inc. and Donald Gilpin, dated November 24, 2011 (included as Exhibit 10.1 to the Form 8-K filed November 28, 2011 and incorporated herein by reference).

10.4

Director Service Agreement between Portlogic Systems Inc. and Bruce Maschmeyer dated December 6, 2011 (included as Exhibit 10.1 to the Form 8-K filed December 9, 2011 and incorporated herein by reference).

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

January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 13, 2012

By

/s/ Donald Gilpin

Donald Gilpin

Director

Date

January 13, 2012

By

/s/ Bruce Maschmeyer

Bruce Maschmeyer

Director

Date

January 13, 2012