Form 10-Q
period 2012-02-29
Portlogic Systems Inc.
filed 2012-04-13
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Yes No X

As of April 13, 2012, the registrant had 206,491,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the nine months ended February 29, 2012

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Consolidated Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 4T.

Controls and Procedures.

26

PART II

Item 1.

Legal Proceedings.

  27

Item 1A.

Risk Factors.

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.

Defaults Upon Senior Securities.

30

Item 4.

Submission of Matters to a Vote of Security Holders.

30

Item 5.

Other Information.

30

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

FEBRUARY 29, 2012 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of February 29, 2012 and May 31, 2011	6

Unaudited Interim Consolidated Statements of Operations for the Nine Months Ended February 29, 2012 and February 28, 2011, and the Period from June 22, 2004 (Inception) to February 29, 2012	7

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Period from June 22, 2004 (Inception) to February 29, 2012	8-9

Unaudited Interim Consolidated Statements of Cash Flows for the Nine Months Ended	10
February 29, 2012 and February 28, 2011, and the Period from June 22, 2004 (Inception) to February 29, 2012

Notes to Unaudited Interim Consolidated Financial Statements	11-20

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 29, 2012 AND MAY 31, 2011
(Amounts expressed in US Dollars)
	February 29, 2012	May 31, 2011
	$	$
ASSETS
Current
Cash and cash equivalents	14,203	10,607
Loan receivable, net of allowance for doubtful accounts of $0 at February 29, 2012 and May 31, 2011	8,944	15,100
Prepaid expenses and deposits	6,255	6,255
	29,402	31,962
Long-term
Equipment, net	1,304	2,737
Source code, net	-	-
TOTAL ASSETS	30,706	34,699

LIABILITIES
Current
Accounts payable and accrued liabilities	142,103	104,218
Notes payable	376,943	357,000
Shareholder loan	36,087	6,600
Convertible loan	7,000	7,000
	562,133	474,818

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares
authorized; 0 issued and outstanding at February 29, 2012 and May 31, 2011	-	-
Common stock; $0.001 par value; 75,000,000 shares
authorized; 68,830,474 issued and outstanding at February 29, 2012 and May 31, 2011**	68,830	68,830
Additional paid in capital	318,870	318,870
Deficit accumulated during the development stage	(919,127)	(827,819)
	(531,427)	(440,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	30,706	34,699

** Common stock figures do not reflect the 3:1 forward common stock split effective March 30, 2012.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 29, 2012
(Amounts expressed in US Dollars)

	June 22, 2004	For the Nine Months		For the Three Months
	(inception) through February 29, 2012	Ended February 29 and February 28		Ended February 29 and February 28
		2012	2011	2012	2011
	$	$	$	$	$
Gross Margin (Loss)
Revenue	96,646	1,492	3,041	-	1,258
Cost of goods sold	199,996	-	38,000	-	12,667
	(103,350)	1,492	(34,959)	-	(11,409)

Leasing and consulting fees earned	23,000	-	-	-	-
	(80,350)	1,492	(34,959)	-	(11,409)

Expenses
Selling and administrative	824,466	91,367	128,817	37,371	42,857
Depreciation	14,311	1,433	1,812	285	593
	838,777	92,800	130,629	37,656	43,450

Net Loss for the period	(919,127)	(91,308)	(165,588)	(37,656)	(54,859)

Net Loss per share for the period
Basic and fully diluted		(0.0013)	(0.0024)	(0.0005)	(0.0008)

Weighted average number of shares outstanding
Basic and fully diluted		*68,830,474	*68,830,474	*68,830,474	*68,830,474

* Reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis but does not reflect the 3:1 forward common stock split effective March 30, 2012.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 29, 2012
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	5,900,000	5,900	(2,950)	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	200,000	200	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	3,000,000	3,000	-	-	3,000
Net loss for the period	-	-	-	(7,125)	(7,125)
Balance as of May 31, 2005	9,100,000	9,100	(2,950)	(7,125)	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	50,550,000	50,550		-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	2,500,000	2,500		-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	4,480,000	4,480	107,520	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	480,000	480	11,520	-	12,000
Net loss for the year	-	-	-	(11,954)	(11,954)
Balance as of May 31, 2006	67,170,000	67,170	117,530	(19,079)	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	20,000	20	480	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	1,440	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	266,666	266	19,734	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	200,000	200	19,800	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	996,666	997	148,503	-	149,500
Net loss for the year	-	-	-	(39,305)	(39,305)
Balance as of May 31, 2007	68,773,332	68,773	308,927	(58,384)	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	57,142	57	9,943	-	10,000
Net loss for the year	-	-	-	(187,428)	(187,428)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2011 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$
Balance as of May 31, 2008	68,830,474	68,830	318,870	(245,812)	141,888
Net loss for the year				(157,555)	(157,555)
Balance as of May 31, 2009	68,830,474	68,830	318,870	(403,367)	(15,667)
Net loss for the year	-	-	-	(216,373)	(216,373)
Balance as of May 31, 2010	68,830,474	68,830	318,870	(619,740)	(232,040)
Net loss for the year	-	-	-	(208,079)	(208,079)
Balance as of May 31, 2011	68,830,474	68,830	318,870	(827,819)	(440,119)
Net loss for the period	-	-	-	(91,308)	(91,308)
Balance as of February 29, 2012	68,830,474	68,830	318,870	(919,127)	(531,427)

* The figure in Common Stock reflects the 2:1 stock split effective January 20, 2010 on a retroactive basis but does not include the 3:1 forward common stock split effective March 30, 2012.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO FEBRUARY 29, 2012
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to February 29, 2012	For the nine months ended February 29, 2012	For the nine months ended February 28, 2011
	$	$	$
Cash Flows from Operating Activities
Net Loss	(919,127)	(91,308)	(165,588)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	14,311	1,433	1,812
Amortization of source code	152,000	-	38,000
Changes in operating assets and liabilities
Increase in accounts and other receivables	(8,944)	6,156	(1,600)
Increase in prepaid expenses and deposits	(6,255)	-	(122)
Increase (decrease) in accounts payable and accrued liabilities	142,103	37,885	17,627
Cash flows used in operating activities	(625,912)	(45,834)	(109,871)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	(1,483)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	(1,483)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	376,943	19,943	90,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of shareholder loan	36,087	29,487	-
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	695,730	49,430	90,000
Increase (decrease) in cash and cash equivalents	14,203	3,596	(21,354)
Cash and cash equivalents, beginning of period	-	10,607	33,318
Cash and cash equivalents, end of period	14,203	14,203	11,964

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

The Company has incurred losses from inception and, during the nine month period ended February 29, 2012, the Company utilized $45,834 (February 28, 2011 - $109,871) of cash in operations. At February 29, 2012, the Company reported a deficit of $919,127 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of February 29, 2012 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2012, cash equivalents amounted to $9,067 (May 31, 2011 - $7,575).

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

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of February 29, 2012, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $424 for the nine month period ended February 29, 2012 (February 28, 2011 - $6,419).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $420 for the nine month period ended February 29, 2012 (February 28, 2011 - loss of $2,505).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the nine month periods ended February 29, 2012 and February 28, 2011. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

FEBRUARY 29, 2012

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$5,136	$9,067	-	$14,203
Loan receivable	-	-	$8,944	$8,944
Liability
Notes payable	-	-	$376,943	$376,943
Shareholder loan	-	-	$36,087	$36,087
Convertible loan	-	-	$7,000	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 5.  EQUIPMENT

Equipment – February 29, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	248	645
Computer hardware	9,266	8,607	659
Computer software	5,456	5,456	-
	15,615	14,311	1,304

Equipment – May 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	25	868
Computer hardware	9,266	8,009	1,257
Computer software	5,456	4,844	612
	15,615	12,878	2,737

Depreciation expense amounted to $1,433 for the nine month period ended February 29, 2012 (February 28, 2011 - $1,812).

NOTE 6.  SOURCE CODE

Source Code – February 29, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2011	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

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

The Company did not capitalize any additional source code software for the nine month period ended February 29, 2012, or for period from June 22, 2004 (inception) to February 29, 2012.

Amortization expense, included in cost of goods sold, amounted to $Nil for the nine month period ended February 29, 2012 (February 28, 2011 - $38,000). Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue, and ended on February 28, 2011.

As of February 29, 2012, the source code software has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 29, 2012	May 31, 2011
	$	$
Audit and review	12,200	16,206
Bookkeeping and accounting	107	107
Legal	-	5,975
Other	83,358	50,840
Credit cards	6,148	6,063
Interest payable	40,290	25,027
	142,103	104,218

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2012 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of February 29, 2012 (May 31, 2011 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2012 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down The balance payable on this note payable is $296,943 as of February 29, 2012 (May 31, 2011 - $277,000).

Interest expense amounted to $16,314 for the nine month period ended February 29, 2012 (February 28, 2011 - $11,376) and is included in selling and administrative expense. As at February 29, 2012, accrued interest of $40,290 (May 31, 2011 - $25,027) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 9.  CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2012 and carried interest at a rate of 10% per annum. The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2013. This convertible debenture has not been repaid and is due on March 10, 2013.

NOTE 10.  STOCK TRANSACTIONS **

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

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 10.  STOCK TRANSACTIONS ** (cont’d)

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

As of February 29, 2012, the Company had 68,830,474* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010.

** These transactions do not include the 3:1 forward common stock split the Company effected on March 30, 2012.

NOTE 11.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of February 29, 2012: **

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 75,000,000 shares authorized and 68,830,474* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010.

** These transactions do not include the 3:1 forward stock split the Company effected on March 30, 2012.

On March 30, 2012, the Company effected a common stock forward split 3:1. Each shareholder is to receive two additional shares for each share they hold on the Record Date. The number of authorized common shares shall be correspondingly increased. The number of authorized preferred stock stays the same.

Therefore the stockholders' deficiency section of the Company contains the following classes of capital stock as of April 13, 2012:

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,491,422* shares issued and outstanding.

* Also after giving retroactive effect of 2:1 stock split effective January 20, 2010.

NOTE 12.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,042 were further applied against this loan. As at February 29, 2012, $8,944 remains receivable from UOMO (May 31, 2011 – $15,100).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(Amounts expressed in US Dollars)

NOTE 12.  COMMITMENTS AND RELATED PARTY TRANSACTIONS (cont’d)

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis. The related service fee for the nine month period ended February 29, 2012 amounted to $27,000 (February 28, 2011 - $27,000).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The agreement was not renewed after July 31, 2011. Therefore, the related service fee for the nine month period ended February 29, 2012 amounted to $4,000 (February 28, 2011 - $14,000).

d)

On November 24, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

e)

On December 9, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

NOTE 13.  SUBSEQUENT EVENTS

On March 30, 2012, the Company effected a common stock forward split 3:1. Each shareholder is to receive two additional shares for each share they hold on the Record Date. The number of authorized common shares shall be correspondingly increased. The number of authorized preferred stock stays the same.

On March 30, 2012, the Company entered into a sales partner agreement with JBBMobile Inc. The agreement provides that the Company will resell and distribute JBBMobile’s Field Cloud Application and Mobile CRM software systems and solutions for a term of one year. The agreement may automatically renew for periods of one year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended February 29, 2012 to the same period in 2011. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 29, 2012.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2012, cash equivalents amounted to $9,067 (May 31, 2011 - $7,575).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of February 29, 2012, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $420 for the nine month period ended February 29, 2012 (February 28, 2011 - loss of $2,505).

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

REVENUE

For the nine months ended February 29, 2012, we recognized $1,492 in revenue from interest income on our short term deposits. For the nine months ended February 28, 2011, we recognized $3,020 in dating revenues derived from our proprietary source code. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

Cost of goods sold of $38,000 for the nine months ended February 28, 2011, is made up entirely of amortization of our source code, which we include in cost of goods sold. The work completed to earn revenue in this nine month period was provided in-house using our source code. Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue.

We incurred $Nil in cost of goods sold for the nine months ended February 29, 2012 as we did not earn any dating revenues in this period and our source code has been fully amortized.

EXPENSES

During the nine months ended February 29, 2012, we incurred total expenses of $92,800 comprised of selling and administrative expense of $91,367 and depreciation of $1,433; compared with total expenses of $130,629 comprised of selling and administrative expense of $128,817 and depreciation of $1,812 for the same period in 2011. Higher expenses for the prior nine month period ended February 28, 2011 were incurred all around with the largest expenses for both periods pertaining mostly to consulting and professional fees. The largest difference between the two periods resulted from consulting fees of $16,662 versus $4,000 due to seven months of officers’ fees versus two months in 2012. However, this was offset by $10,000 in directors’ fees which were not incurred in 2011. Legal fees was much higher in the nine month period ended February 28, 2011 in part due to a legal adjustment of $5,798 resulting from the May 31, 2010 year end. As well, reduced audit fees in the nine month period ended February 29, 2012 was due to a change of auditors. Higher advertising (February 28, 2011 - $6,419) versus $424 advertising expense was incurred in the current period. Much higher webhosting and system administration due to operations related to the dating website revenues were incurred in the nine month period ended February 28, 2011; as no dating revenues were realized in the current period, so the same expense was related mostly to maintenance. And finally expenses related to travel and meals of $10,213 were incurred in the prior period ended February 28, 2011. Very little travel incurred in the nine month period ended February 29, 2012.

NET INCOME/LOSS

During the nine months ended February 29, 2012, we incurred a net loss of $91,308 compared with a net loss of $165,588 for the nine months ended February 28, 2011. The decrease in net loss was due to slightly higher revenue in the nine months ended February 28, 2011 and much lower selling and administrative expenses all around in the same period. As well, as our revenues in this period were not earned from our dating software and our source code has been fully amortized, we did not incur any cost of goods sold which was the highest expense in the prior period ended February 28, 2011.

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

As of February 29, 2012, we had cash and cash equivalents of $14,203. We had total current assets of $29,402.

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $350,000 in total, over the next three months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next six months. If we generate no cash revenues other than the $14,203 that we had available as of February 29, 2012, we will need to raise additional funds during the next three months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year which has been extended. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2012 unless demanded earlier.

As of February 29, 2012, the Company borrowed $296,943 against the total $300,000 available to be drawn down.

Prior to this, on July 18, 2008, the Company had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year which has been extended. As of February 29, 2012, the Company borrowed $80,000 against this loan.

A shareholder has also loaned the Company $36,087 as of February 29, 2012.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 29, 2012, our total assets were $30,706, our total liabilities were $562,133, and stockholders’ deficiency was $531,427.

SUBSEQUENT EVENTS

On March 30, 2012, we effected a common stock forward split 3:1. Each shareholder is to receive two additional shares for each share they hold on the Record Date. The number of authorized common shares shall be correspondingly increased. The number of authorized preferred stock stays the same.

On March 30, 2012, we entered into a sales partner agreement with JBBMobile Inc. The agreement provides that the we will resell and distribute JBBMobile’s Field Cloud Application and Mobile CRM software systems and solutions for a term of one year. The agreement may automatically renew for periods of one year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of February 29, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until February 29, 2012, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the three months ending May 31, 2012 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the three months ending May 31, 2012. We will need to raise additional funds to fully fund our operations for the next three month period beginning March 1, 2012. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the third quarter of our fiscal year ended May 31, 2012, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.         Other Information

None.

Item 6.         Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.       Identification of Exhibit

3.1

Certificate of Change – Nevada Secretary of State, dated March 5, 2012 (included as Exhibit 3.1 to the Form 8-K filed April 4, 2012 and incorporated herein by reference).

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

April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

April 13, 2012

By

/s/ Donald Gilpin

Donald Gilpin

Director

Date

April 13, 2012

By

/s/ Bruce Maschmeyer

Bruce Maschmeyer

Director

Date

April 13, 2012