Form 10-K
period 2012-05-31
Portlogic Systems Inc.
filed 2012-08-29
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes No X

As of August 29, 2012, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2012

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

41

Item 9A(T). Controls and Procedures.

41

Item 9B.

Other Information.

42

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

43

Item 11.

Executive Compensation.

45

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

47

Item 13.

Certain Relationships and Related Transactions, and Director Independence

48

Item 14.

Principal Accountant Fees and Services.

49

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

50

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

PART I

ITEM 1.

Business

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008. The address of our principal executive office is 100 King St. West, Suite 5700, Toronto, Ontario, M5X 1K7, Canada. Our telephone number is (647) 847-8350. Our website address is www.portlogicsystems.com. We have a financial year end of May 31.

We have not been profitable since our inception. We are currently in the development stage and began our business developing and licensing portal software products and related services. We developed a product that we licensed to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2012 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

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

Since January 2010, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. Portlogic’s product offering now include enterprise software solutions which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow.

On June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada.

PRINCIPAL PRODUCTS AND SERVICES

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

Our 6 divisions are as follows:

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

6.

m2Workflow: Customer relations management (CRM) on mobile phones for service industries.

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

We do not have any customers for our mobile application solutions yet but are now focusing on such, which is the reason for our lower revenues for the year ended May 31, 2012. We did not earn any revenue for our dating software for the year ended May 31, 2012.

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

INTELLECTUAL PROPERTY

As of May 31, 2012, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

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

EMPLOYEES AND CONTRACTORS

As of May 31, 2012 we had one employee, consisting of our officer, Jueane Thiessen. Ms. Thiessen is our Secretary and Treasurer and was our acting Chief Executive Officer. Since July 1, 2012, our new Chief Executive Officer and President has been appointed.

We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, and sales personnel. As of May 31, 2012, our principal contractor has been Euroweb Technologie s.r.o. whom we have agreements with to provide website hosting and system administration services, as well as software programming services. We also use a commissioned salesperson, Jacques Poulin, to help us with sales. We also use a technology sales contractor, mSolutions. As well as these regular contractors, from time to time we have retained contractors for one-off purposes, such as to compose website text according to the needs of our clients.

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

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2012 and May 31, 2011, and for the period from inception, June 22, 2004, to May 31, 2012, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2012 reflect a cumulative net loss of $957,279. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor's report for the year ended May 31, 2012 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a limited operating history and may never achieve or sustain profitable operations.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until May 31, 2012, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have currently changed our business model to mobile solutions applications marketing. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2013 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2013. We will need to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2012. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Jueane Thiessen and Joseph Putegnat, also serve as our officers. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Jueane Thiessen, is our Chief Financial Officer, Treasurer, Secretary and was our acting Chief Executive Officer. Our new Chief Executive Officer, Joseph Putegnat, is also a director. As of August 29, 2012, our board of directors, which appoints our officers, currently consists of four persons, Ms. Thiessen, Mr. Donald Gilpin, Mr. Bruce Maschmeyer and Mr. Joseph Putegnat. Between Mr. Putegnat and Ms. Thiessen, Management controls fifty percent of the voting power of the board of directors. Because Ms. Thiessen and Mr. Putegnat are both directors and officers, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2012, and she may not vote her shares in a manner that benefits minority shareholders.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2011 and through May 31, 2012, our common stock was sold and purchased at prices that ranged from a high of $0.07 to a low of $0.24 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office beginning March 14, 2007, and have renewed for five additional one-year periods. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2012, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

For the Fiscal Year Ended May 31, 2012	High	Low
Quarter ended May 31, 2012	$ 0.2400	$ 0.0700
Quarter ended February 28, 2012	$ 0.1667	$ 0.1300
Quarter ended November 30, 2011	$ 0.1967	$ 0.1333
Quarter ended August 31, 2011	$ 0.2133	$ 0.1933

For the Fiscal Year Ended May 31, 2011
Quarter ended May 31, 2011	$ 0.2133	$ 0.2067
Quarter ended February 28, 2011	$ 0.2333	$ 0.2133
Quarter ended November 30, 2010	$ 0.2333	$ 0.1900
Quarter ended August 31, 2010	$ 0.2367	$ 0.2300

DIVIDENDS

To date we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the board of directors.

HOLDERS

As of May 31, 2012, we had approximately 28 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2012 to the same period in 2011. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2012. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

We are currently in the development stage and our business comprised developing and licensing portal software products and related services. We have developed a product that we licensed to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We are further developing our product to include location based services. Currently, we have shifted our focus and our primary target market consists of marketing agencies with a need for mobile application solutions.

Since January 2010, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. Portlogic’s product offering now include enterprise software solutions which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2012, cash equivalents amounted to $8,779 (May 31, 2011 - $7,575).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2012, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $313 for the year end May 31, 2012 (May 31, 2011 – $2,746).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to facilitate comparison between entities preparing their financial statements on the basis of U.S. GAAP and on the basis of IFRS. The amendments must be applied for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. We doe not anticipate that the adoption of this pronouncement will have a significant material effect on our audited consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income,” an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. We doe not anticipate that the adoption of this pronouncement will have a significant material effect on our audited consolidated financial position, results of operations, cash flows or related disclosures.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2012 and MAY 31, 2011

REVENUE

For the fiscal year ended May 31, 2012, we recognized $1,578 in revenue comprised of interest income. For the fiscal year ended May 31, 2011, we recognized $3,181 in revenue comprised of dating revenues derived form our proprietary source code as well as some interest income. The decrease in revenue for the current year was due to focus of management on finding revenue streams for our other solutions offerings with the change of our business model.

COST OF GOODS SOLD

We incurred $Nil in cost of goods sold for the fiscal year ended May 31, 2012 as we did not recognize any dating revenues to incur cost of sales. For the fiscal year ended May 31 2011, we incurred $38,000 in cost of goods sold made up entirely of amortization of our source code, which we include in cost of sales. The work completed to earn dating revenues in the prior twelve-month period was provided in-house using our source code. Amortization of our source code commenced March 1, 2008 when it became apparent that the source code was being used to generate revenue, and ended February 28, 2011. As of May 31, 2012, the source code has been fully amortized.

EXPENSES

During the year ended May 31, 2012, we incurred total expenses of $131,038 comprised of selling and administrative expense of $129,407 and depreciation of $1,631; compared with total expenses of $173,260 comprised of selling and administrative expense of $170,830 and depreciation of $2,430 for the year ended May 31, 2011. The largest expense for both years pertained to consulting and professional fees. Expenses incurred during both years remained virtually the same with the exception of higher consulting expense; $22,552 in 2011 vs. $4,000 in 2012 for 10 months of an officer’s fees in 2011 while only incurring 2 months in 2012 as we did not renew the officer’s agreement. Higher advertising expense of $7,636 in 2011 vs. $1,806 due to higher use of Google Adwords to drive dating revenues to our websites in 2011. We incurred higher webhosting and system admin expense in 2011 of $23,141 compared to $15,050 as we did not have to contract developers to work on customizations required for our dating revenues in 2012 as we did in 2011. Finally, we incurred higher travel expense of $12,188 in 2011 vs. $22 in 2012 as we did not attend mobile conferences.

.

NET INCOME/LOSS

During the year ended May 31, 2012, we incurred a net loss of $129,460 compared with a net loss of $208,079 for the year ended May 31, 2011. While revenues were slightly lower for the year ended May 31, 2012 as we concentrated on our new business model, cost of goods sold, made up entirely of amortization of our source code, became fully amortized at the end of the third quarter of the year ended May 31, 2011 resulting in lower net loss for that year. As well, as we concentrated on developing our new business model, with our decrease in activity for the year ended May 31, 2012, we incurred much lower selling and administrative expenses.

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

As of May 31, 2012, we had cash and cash equivalents of $8,804. We had total current assets of $24,002.

In order to ensure we continue to generate cash revenues, during the next twelve months, we have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. As we have been recognizing revenues during this time, we intend to continue further product development of our social networking portal software. Our proprietary web based community software will be further developed for mobile use in our m2Meet division. However, our product offering now includes enterprise software solutions which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow as follows:

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

6.

m2Workflow: Customer relations management (CRM) on mobile phones for service industries.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next 12 months. If we generate no cash revenues other than the $8,804 that we had available as of May 31, 2012, we will need to raise additional funds during the next 12 months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, we issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2013 unless demanded earlier.

As of May 31, 2012 we borrowed $311,486 against the total $300,000 available to be drawn down.

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

As of May 31, 2012, our total assets were $25,108, our total liabilities were $593,887, and stockholders’ deficiency was $568,779.

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

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011, AND THE PERIOD FROM

JUNE 22, 2004 (INCEPTION) TO MAY 31, 2012

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011	24

Consolidated Statements of Operations for the Years ended May 31, 2012 and May 31, 2011, and the Period from June 22, 2004 (Inception) to May 31, 2012	25

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Years Ended May 31, 2012 and 2011, and the Period from June 22, 2004 (Inception) to May 31, 2012	26-27

Consolidated Statements of Cash Flows for the Years ended May 31, 2012 and 2011, and the Period from June 22, 2004 (Inception) to May 31, 2012	28

Notes to Consolidated Financial Statements	29-40

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying balance sheets of Portlogic Systems Inc. (An Exploration Stage Company) as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2012 and 2011 and for the period from June 22 2004 (inception), to May 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., (An Exploration Stage Company) as of May 31, 2012 and 2011, and the results of its operations and cash flows for the years ended May 31, 2012 and 2011 and the period from June 22, 2004 (inception), to May 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

August 29, 2012

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2012 AND 2011
(Amounts expressed in US Dollars)
	May 31, 2012	May 31, 2011
	$	$
ASSETS
Current
Cash and cash equivalents	8,804	10,607
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2012 and 2011	8,943	15,100
Prepaid expenses and deposits	6,255	6,255
	24,002	31,962
Long-term
Equipment, net	1,106	2,737
Source code, net	-	-
TOTAL ASSETS	25,108	34,699

LIABILITIES
Current
Accrued interest earned	(86)	-
Accounts payable and accrued liabilities	158,630	104,218
Notes payable	391,486	357,000
Shareholder loan	36,857	6,600
Convertible loan	7,000	7,000
	593,887	474,818

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at May 31, 2012 and 2011	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422 issued and outstanding at May 31, 2012 *
206,491,422 issued and outstanding at May 31, 2011 *	206,551	206,491
Additional paid in capital	190,749	181,209
Unamortized stock-based compensation for stockholders	(8,800)	-
Deficit accumulated during the development stage	(957,279)	(827,819)
	(568,779)	(440,119)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	25,108	34,699

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2012 AND 2011,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2012
(Amounts expressed in US Dollars)

	June 22, 2004 (inception) to	For the year ended	For the year ended
	May 31, 2012	May 31, 2012	May 31, 2011
	$	$	$
Gross loss
Revenue	96,732	1,578	3,181
Cost of goods sold	199,996	-	38,000
	(103,264)	1,578	(34,819)

Leasing and consulting fees earned	23,000	-	-
	(80,264)	1,578	(34,819)

Expenses
Selling and administrative	862,506	129,407	170,830
Depreciation	14,509	1,631	2,430
	877,015	131,038	173,260

Net loss for the year / period	(957,279)	(129,460)	(208,079)

Net loss per share for the year
Basic and fully diluted		(0.00)	(0.00)
Weighted average number of shares outstanding
Basic and fully diluted		*206,499,641	*206,491,422

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2012				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	17,700,000	17,700	(14,750)	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	600,000	600	(400)	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	9,000,000	9,000	(6,000)	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	27,300,000	27,300	(21,150)	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	151,650,000	151,650	(101,100)	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	7,500,000	7,500	(5,000)	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	13,440,000	13,440	98,560	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,440,000	1,440	10,560	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	201,510,000	201,510	(16,810)	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	440	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	799,998	800	19,200	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	600,000	600	19,400	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	2,989,998	2,990	146,510	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2012 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	206,319,996	206,320	171,380	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	171,426	171	9,829	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	206,491,422	206,491	181,209	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	206,491,422	206,491	181,209	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	206,491,422	206,491	181,209	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	206,491,422	206,491	181,209	(827,819)	-	(440,119)
Issuance of restricted stock for services	60,000	60	9,540	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	206,551,422	206,551	190,749	(957,279)	(8,800)	(568,779)

* The figure in Common Stock reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2012 AND 2011
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2012
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to May 31, 2012	For the year ended May 31, 2012	For the year ended May 31, 2011
	$	$	$
Cash Flows from Operating Activities
Net Loss	(957,279)	(129,460)	(208,079)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	14,509	1,631	2,430
Amortization of source code	152,000	-	38,000
Amortization of stock-based compensation	800	800	-
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	(8,943)	6,157	(1,600)
Increase in prepaid expenses and deposits	(6,255)	-	(2,890)
Increase in accounts payable and accrued liabilities	158,630	54,412	43,204
Increase in accrued interest earned	(86)	(86)	-
Cash flows used in operating activities	(646,624)	(66,546)	(128,935)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	(2,376)
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	(2,376)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	391,486	34,486	102,000
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of shareholder loan	36,857	30,257	6,600
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	711,043	64,743	108,600
Increase (decrease) in cash and cash equivalents	8,804	(1,803)	(22,711)
Cash and cash equivalents, beginning of period	-	10,607	33,318
Cash and cash equivalents, end of period	8,804	8,804	10,607

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

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

Since January 2010, Portlogic has expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. Portlogic’s product offering now include enterprise software solutions which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow.

On June 18, 2012, Portlogic incorporated a wholly-owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada.

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

The Company has incurred losses from inception and, during the year ended May 31, 2012, the Company utilized $66,546 (2011 - $128,935) of cash in operations. At May 31, 2012, the Company reported a deficit of $957,279 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due. Management is considering various alternatives and is pursuing additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2012, cash equivalents amounted to $8,779 (May 31, 2011 - $7,575).

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

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2012, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $1,806 for the year ended May 31, 2012 (2011 - $7,636), which was included as part of selling and administrative expenses.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $313 for the year end May 31, 2012 (May 31, 2011 – $2,746).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the years ended May 31, 2012 and 2011. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

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

Stock-Based Compensation

The Company has adopted SFAS 123 (Revised), “Share Based Payment,” which requires the Company to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee or a non-employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee and non-employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to facilitate comparison between entities preparing their financial statements on the basis of U.S. GAAP and on the basis of IFRS. The amendments must be applied for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. The Company does not anticipate that the adoption of this pronouncement will have a significant material effect on the Company's audited consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income,” an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. The Company does not anticipate that the

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

adoption of this pronouncement will have a significant material effect on the Company's audited consolidated financial position, results of operations, cash flows or related disclosures.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$25	$8,779	-	$8,804
Loan receivable	-		$8,944	$8,944
Liability
Notes payable	-		$391,486	$391,486
Shareholder loan	-		$36,857	$36,857
Convertible loan	-		$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – May 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	322	571
Computer hardware	9,266	8,731	535
Computer software	5,456	5,456	-
	15,615	14,509	1,106

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 5.  EQUIPMENT (cont’d)

Equipment – May 31, 2011	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	25	868
Computer hardware	9,266	8,009	1,257
Computer software	5,456	4,844	612
	15,615	12,878	2,737

Depreciation expense amounted to $1,631 for the year ended May 31, 2012 (May 31, 2011 - $2,430).

NOTE 6.  SOURCE CODE

Source Code – May 31, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2011	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

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

The Company did not capitalize any additional source code software for the year ended May 31, 2012, or for fiscal years ended May 31, 2011, 2010, 2009, 2008 and 2007.

Amortization expense, included in cost of goods sold, amounted to $Nil for the year ended May 31, 2012 (May 31, 2011 - $38,000). Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue, and ended on February 28, 2011.

As of May 31, 2012, the source code software has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31 2012	May 31, 2011
	$	$
Audit and review	12,200	16,206
Bookkeeping and accounting	107	107
Legal	4,675	5,975
Other	90,077	50,840
Credit cards	5,565	6,063
Interest payable	46,006	25,027
	158,630	104,218

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2013 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of May 31, 2012 (May 31, 2011 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2013 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan. The balance payable on this note payable is $311,486 as of May 31, 2012 (May 31, 2011 - $277,000).

Interest expense amounted to $22,336 for the year ended May 31, 2012 (May 31, 2011 - $17,204) and is included in selling and administrative expense. As at May 31, 2012, accrued interest of $46,006 (May 31, 2011 - $25,027) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

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

2012

2011

Amount

Amount

	$	%	$	%
Net loss	(129,460)		(208,079)
Income tax recovery computed at statutory income tax rate	(44,016)	34.0	(70,747)	34.0
Permanent differences	-	-	-	-
Tax rate change and others	-	-	-	-
Change in valuation allowance	44,016	(34.0)	70,747	(34.0)
Net income tax recovery	-	-	-	-

b)

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities and net operating loss carry-forwards. Temporary differences and loss carryforwards, which give rise to deferred tax assets and liabilities are as follows:

	May 31 2012	May 31, 2011
Deferred tax asset:	$	$
Net operating loss carryforwards	282,051	282,051
Deferred tax liabilities:
Equipment and source code	(930)	(930)
Net deferred tax asset	281,121	281,121

Less: valuation allowance	(281,121)	(281,121)
Net deferred tax asset	-	-

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 10. INCOME TAXES (cont’d)

c)

At May 31, 2012, the Company had cumulative net operating loss carryforwards of approximately $657,600 which expire at various dates as follows:

$

2015

7,000

2026

12,000

2027

40,000

2028

251,000

2029

181,600

2030

166,000

657,600

NOTE 11.  STOCK TRANSACTIONS *

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

In January 2005, the Company issued a total of 17,700,000* shares of common stock to nine individuals for cash in the amount of $0.0005 per share for a total of $2,950.

On February 7, 2005, the Company issued a total of 600,000* shares of common stock to one individual for cash in the amount of $0.001 per share for a total of $200.

On May 26, 2005, the Company issued a total of 9,000,000* shares of common stock to one individual for cash in the amount of $0.001 per share for a total of $3,000.

In July 2005, the Company issued a total of 151,650,000* shares of common stock to nine individuals for cash in the amount of $0.001 per share for a total of $50,550.

On September 14, 2005, the Company issued a total of 7,500,000* shares of common stock to one director for cash in the amount of $0.001 per share for a total of $2,500.

On October 31, 2005, the Company issued a total of 13,440,000* shares of common stock in the amount of $0.025 per share for a total of $112,000, which was the fair value of the stock on date of issuance, in consideration for the purchase of source code software. A further $40,000 in cash was also paid as consideration for this asset purchase agreement.

In April 2006, the Company issued a total of 180,000* shares of common stock to three individuals for cash in the amount of $0.025 per share for a total of $1,500.

In May 2006, the Company issued a total of 1,440,000* shares of common stock to five individuals for cash in the amount of $0.025 per share for a total of $12,000.

In June 2006, the Company issued a total of 180,000* shares of common stock to three individuals for cash in the amount of $0.025 per share for a total of $1,500.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 11.  STOCK TRANSACTIONS ** (cont’d)

On July 22, 2006, the Company issued a total of 60,000* shares of common stock to one individual for cash in the amount of $0.025 per share for a total of $500.

On December 22, 2006, the Company issued a total of 180,000* shares of common stock to one individual for cash in the amount of $0.025 per share for a total of $1,500.

On February 22, 2007, the Company issued a total of 799,998* shares of common stock to one individual for cash in the amount of $0.075 per share for a total of $20,000.

In May 2007, the Company issued a total of 3,589,998* shares of common stock to three individuals for cash in the amount of $0.1416 per share for a total of $169,500.

On January 10, 2008, the Company issued a total of 171,426* shares of common stock to one individuals for cash in the amount of $0.175 per share for a total of $10,000.

On April 11, 2012, the Company issued a total of 30,000* shares of common stock to a director in return for services. The market value of shares on the date of issuance was $0.16 per share.

On April 11, 2012, the Company issued a total of 30,000* shares of common stock to another director in return for services. The market value of shares on the date of issuance was $0.16 per share.

As of May 31, 2012, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 12.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $4,400 as at May 31, 2012 and has been expensed as directors’ fees.

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $4,400 as at May 31, 2012 and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $8,800 as at May 31, 2012 (May 31, 2011 - $Nil).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 13.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2012: *

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,551,422* shares issued and outstanding.

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2011: *

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,491,422* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 14.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. As at May 31, 2012, $8,943 remains receivable from UOMO (May 31, 2011 – $15,100).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis. The related service fee for the year ended May 31, 2012 amounted to $36,000 (May 31, 2011 - $36,000).

c)

On August 1, 2010, an independent contractor agreement was entered into under which compensation of $2,000 per month was to be paid to perform services as an officer for a period of one year. The agreement was not renewed after July 31, 2011. Therefore, the related service fee for the year ended May 31, 2012 amounted to $4,000 (May 31, 2011 - $20,000).

d)

On November 24, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

e)

On December 6, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012 AND 2011

(Amounts expressed in US Dollars)

NOTE 15.  SUBSEQUENT EVENTS

On June 18, 2012, the Company incorporated a wholly-owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada.

On June 30, 2012, the Company entered into an Independent Contractor Agreement with the Company’s Principal Accounting Officer to continue to perform services as the Company’s Chief Financial Officer and Treasurer. The Term of this Agreement will commence on July 1, 2012 through to June 30, 2014, unless formerly terminated.

On July 1, 2012, the Company entered into an Independent Contractor Agreement with the Company’s newly appointed Chief Executive Officer and President. The Agreement also appoints the newly appointed Officer to the Board of Directors, which fills a vacant position existing on the Board. The Term of this Agreement will commence on July 1, 2012 through to December 31, 2014, unless formerly terminated. The Agreement may automatically renew for periods of six months under the same terms if both parties agree.

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

On December 31, 2010, our Audit Committee of the Board of Directors approved the engagement of George Stewart, CPA (“Stewart”) as our independent accountants for the fiscal year ending May 31, 2011 effective immediately and for fiscal years moving forward.

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

Prior to our engagement, Stewart did not provide us with either written or oral advice that was an important factor considered by our Company in reaching a decision to continue the appointment of Stewart as our Company’s new independent registered public accounting firm.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2012, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Bruce Maschmeyer	61	Director	2011
Donald Gilpin	63	Director	2011
Rafik Jallad	39	Chief Executive Officer *	2010
Jueane Thiessen	38	Director, President, Secretary, Treasurer	2004
Edvard Halupa	28	Director, Chief Technology Officer **	2008
Javed Mawji	38	Director ***	2004

  * Mr. Jallad resigned from office effective July 31, 2011, the end of the term of his Agreement.

** Mr. Halupa resigned from office and our board of directors, effective November 15, 2010.

** Mr. Mawji resigned from our board of directors, effective November 30, 2007.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Bruce Maschmeyer was appointed to our board of directors on December 6, 2011. Bruce Maschmeyer has over 35 years of executive and senior management experience running several large and small companies. Mr. Maschmeyer has been the CEO of Abaan & Associates Inc. since its inception in May 2008. Prior to that, from 1975 to 1998, Mr. Maschmeyer was the Senior Sales and Marketing Executive at Gillette Canada. From 1998-2002, Mr. Maschmeyer served as General Manager at Tribar Industries Inc., a leading radar and LED indoor/outdoor advertising sign manufacturer and outdoor advertising company. And since 1997, Mr. Maschmeyer has owned and managed RGB Outdoor, a private LED video advertising company. Mr. Maschmeyer received a Bachelor of Science and Bachelor of Arts from the University of Alberta in 1975.

Donald Gilpin was appointed to our board of directors on November 24, 2011 Mr. Donald Gilpin has had a career spanning over 30 years in product development and sales management in the packaging and point-of-sale display industries. Prior to joining Portlogic Systems Inc., Mr. Gilpin’s headed Image Pak Display Group, a division of Smurfit Stone. Mr. Gilpin was also responsible for the creation, development and implementation of the Shoppers Drug Mart: Sidewinder Display program, which, today, is utilized by the point-of-purchase display industry in all major retail stores throughout North America. Mr. Gilpin has been the President of Abaan & Associates Inc. since its inception in May 2008. Prior to that, Mr. Gilpin was an Executive at Talon Retail Strategies Group Inc. He received a Bachelor of Business Administration from York University in Toronto in 1973.

Rafik Jallad served as our Chief Executive Officer from August 1, 2010 until July 31, 2011, which was the end of the term of his Agreement. Prior to joining, Mr. Jallad was the Chief Executive Officer of Blue-Creation, a UK-based technical consultancy company. Before joining Blue-Creation, Mr. Jallad was Vice President, Automotive, at Cambridge Silicon Radio (CSR), a leading connectivity company, responsible for their Automotive business unit and leading the strategy work from 2007 to 2010. From 2002 to 2007, Mr. Jallad held two senior management positions; from 2004 to 2007, Mr. Jallad was in charge of business development in US, Europe and Asia at Ubinetics, which was then acquired by CSR. From 2002 to 2004, Mr. Jallad headed British Telecom Syntegra’s mobility solutions. Prior to this, Mr. Jallad was an Associate for management and strategy consultants McKinsey and Company in Paris, France, from 1999 to 2002. Mr. Jallad holds a Masters Degree in engineering from EPFL - Swiss Federal Institute of Technology Lausanne, as well as an MBA from the INSEAD management business school.

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President from November 30, 2007 until August 1, 2010. Ms. Thiessen served as acting President again from August 1, 2011 until June 30, 2012. Ms. Thiessen has over 17 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her recent experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

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

During the fiscal year ended May 31, 2012, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of July 1, 2012, our board consists of four members and the board believes that all the directors must participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, as our board expands in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above. We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Additionally, as of July 1, 2012, our board consists of four members and the board believes that all the directors should participate in all board activities including those normally performed by an audit committee. However, as our board expands in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2012, May 31, 2011, May 31, 2010, and May 31, 2009 for our Principal Executive Officers. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2012, 2011, 2010 and 2009

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)
Rafik Jallad, Principal Executive Officer	2012 2011	4,000 20,000	4,000 20,000
Jueane Thiessen, Principal Executive Officer (1)	2012 2011 2010 2009	36,000 36,000 36,000 36,000	36,000 36,000 36,000 36,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007 until August 1, 2010. Then again from August 1, 2011 until June 30, 2012.

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

New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis to May 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2012, we have not issued equity awards to our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2012, we paid two of our directors as follows for serving on our board of directors:

Name	Year ended May 31,	Cash Compensation ($)	Common Stock
Donald Gilpin	2012	$ 5,000	30,000
Bruce Maschmeyer	2012	$ 5,000	30,000

Prior to the above, no compensation has been paid to our directors for any of the last three fiscal years.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 29, 2012, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Jueane Thiessen

7,500,000

3.63%

503-23 Brant Street,

Direct Ownership

Toronto, Ontario,

Canada, L7G 2H2

Common

Donald Gilpin

30,000

0.015%

7A James Street,

Direct Ownership

Georgetown, Ontario,

Canada, M5V 2L5

Common

Bruce Maschmeyer

30,000

0.015%

4060 Farrier Ct,

Direct Ownership

Mississauga, Ontario,

Canada, L5L 2Y4

Common

Management as a

7,560,000

3.66%

group including all

Direct Ownership

executive officers

and directors (3 Persons)

Common

Fern Fair

108,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

JOYN Internet Communities Inc.

13,440,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1)

Based on 206,551,422 shares outstanding as of August 29, 2012 and reflects the 3:1 forward stock split effective March 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2012, we had no equity securities authorized for issuance.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 6, 2011, we appointed Bruce Maschmeyer to serve on our Board of Directors for a term of one year or until removed as a director. Pursuant to this agreement, Mr. Maschmeyer was compensated with 20,000 restricted common shares and $5,000 cash for his services.

On November 24, 2011, we appointed Donald Gilpin to serve on our Board of Directors for a term of one year or until removed as a director. Pursuant to this agreement, Mr. Gilpin was compensated with 20,000 restricted common shares and $5,000 cash for his services.

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year. Mr. Jallad resigned from office on July 31, 2011, the last day of the term of his Agreement.

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. Ms. Thiessen served as our acting President again from August 1, 2011 to June 30, 2012. The agreement to serve as our Treasurer and one of our Directors has been continued on a month-to-month basis.

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

DIRECTOR INDEPENDENCE

As of August 29, 2012, the following individuals each served as a director on our Board:

•

Mr. Donald Gilpin

•

Ms. Jueane Thiessen

•

Mr. Bruce Maschmeyer

•

Mr. Joseph Putegnat

None of the members of our Board are “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market. We intend to apply to have our common stock traded on the Over-the-Counter Bulletin Board, or OTCBB. The OTCBB does not require that a majority of our Board be independent.

Item 14.

Principal Accounting Fees and Services

We dismissed our previous independent auditors MSCM LLP on December 30, 2010 and engaged George Stewart, CPA on December 31, 2010 as our independent auditors to report on our balance sheet as of May 31, 2011, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended. George Stewart, CPA remains as our independent auditor to report on our balance sheet as of May 31, 2012, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

2011:

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2011 were $25,477 (Audit fees of $8,200 + review fees of $17,277) broken down as follows:

MSCM LLP (Previous auditors - Q1 2011 only): Aggregate fees = $8,877

George Stewart, CPA (current auditors – Q2-Q4 2011): Aggregate fees = $16,600

2012:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2012 have not been billed as of August 29, 2011 but we estimate that they will be approximately $8,200. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2012 were $12,600. Therefore the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2012 total $20,800.

An adjustment for $500 for under-accrued audit fees from 2011 was incurred in the first quarter of 2012.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2012 and 2011

•

Statements of Operations for the years ended May 31, 2012 and 2011 and the period from June 22, 2004 (inception) to May 31, 2012

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2012 and 2011 and the period from June 22, 2004 (inception) to May 31, 2012

•

Statements of Cash Flows for the years ended May 31, 2012 and 2011 and the period from June 22, 2004 (inception) to May 31, 2012

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

10.5

Sales Partner Agreement between Portlogic Systems Inc. and JBBMobile Inc., dated March 30, 2012 (included as Exhibit 10.1 to the Form 8-K filed April 5, 2012 and incorporated herein by reference).

10.6

Exclusive Agency Appointment Agreement between Portlogic Systems Inc. and AdaptMedia Inc., dated May 7, 2012 (included as Exhibit 10.1 to the Form 8-K filed May 10, 2012 and incorporated herein by reference).

10.7

IR Consulting Agreement between Portlogic Systems Inc. and Michael Callahan, dated May 14, 2012 (included as Exhibit 10.1 to the Form 8-K filed May 14, 2012 and incorporated herein by reference).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2012 and 2011 (filed herewith).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith).

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.

(Registrant)

By

/s/ Joseph Putegnat

President and Chief Executive Officer

Date

August 29, 2012

By

/s/ Jueane Thiessen

Principal Accounting Officer and Treasurer

Date

August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Joseph Putegnat

Joseph Putegnat

Director

Date

August 29, 2012

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

August 29, 2012

By

/s/ Donald Gilpin

Donald Gilpin

Director

Date

August 29, 2012

By

/s/ Bruce Maschmeyer

Bruce Maschmeyer

Director

Date

August 29, 2012