Form 10-Q
period 2012-08-31
Portlogic Systems Inc.
filed 2012-10-15
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

Yes ☐ No X

As of October 15, 2012, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2012

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Consolidated Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

25

Item 4T.

Controls and Procedures.

25

PART II

Item 1.

Legal Proceedings.

  26

Item 1A.

Risk Factors.

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.

Defaults Upon Senior Securities.

29

Item 4.

Submission of Matters to a Vote of Security Holders.

29

Item 5.

Other Information.

29

Item 6.

Exhibits.

29

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

AUGUST 31, 2012 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of August 31, 2012 and May 31, 2012	6

Unaudited Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2012 and August 31, 2011, and the Period from June 22, 2004 (Inception) to August 31, 2012	7

Unaudited Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Period from June 22, 2004 (Inception) to August 31, 2012	8-9

Unaudited Interim Consolidated Statements of Cash Flows for the Three Months Ended	10
August 31, 2012 and August 31, 2011, and the Period from June 22, 2004 (Inception) to August 31, 2012

Notes to Unaudited Interim Consolidated Financial Statements	11-20

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2012 AND MAY 31, 2012
(Amounts expressed in US Dollars)
	August 31, 2012	May 31, 2012
	$	$
ASSETS
Current
Cash and cash equivalents	41,298	8,804
Loan receivable, net of allowance for doubtful accounts of $0 at August 31, 2012 and May 31, 2012	8,943	8,943
Interest receivable	-	86
Prepaid expenses and deposits	6,255	6,255
	56,496	24,088
Long-term
Equipment, net	908	1,106
TOTAL ASSETS	57,404	25,194

LIABILITIES
Current
Accounts payable and accrued liabilities	141,872	158,630
Notes payable	391,486	391,486
New loan	150,060	-
Shareholder loan	24,857	36,857
Convertible loan	7,000	7,000
	715,275	593,973

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at August 31, 2012 and May 31, 2012	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422 issued and outstanding at August 31, 2012 * and	206,551	206,551
May 31, 2012 *
Additional paid in capital	190,749	190,749
Unamortized stock-based compensation for stockholders	(6,400)	(8,800)
Deficit accumulated during the development stage	(1,048,771)	(957,279)
	(657,871)	(568,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	57,404	25,194

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATD STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2012
(Amounts expressed in US Dollars)
	June 22, 2004 (inception)	For the Three Months	For the Three Months
	to	ended	ended
	August 31, 2012	August 31, 2012	August 31, 2011
	$	$	$
Gross margin (loss)
Revenue	96,737	5	1,492
Cost of goods sold	199,996	-	-
	(103,259)	5	1,492

Leasing and consulting fees earned	23,000	-	-
	(80,259)	5	1,492

Expenses
Selling and administrative	953,805	91,299	29,784
Depreciation	14,707	198	631
	968,512	91,497	30,415

Net loss for the period	(1,048,771)	(91,492)	(28,923)

Net loss per share for the period
Basic and fully diluted		(0.00044)	(0.00014)
Weighted average number of shares outstanding
Basic and fully diluted		*206,551,422	*206,491,422

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2012				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	17,700,000	17,700	(14,750)	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	600,000	600	(400)	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	9,000,000	9,000	(6,000)	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	27,300,000	27,300	(21,150)	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	151,650,000	151,650	(101,100)	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	7,500,000	7,500	(5,000)	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	13,440,000	13,440	98,560	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,440,000	1,440	10,560	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	201,510,000	201,510	(16,810)	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	440	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	799,998	800	19,200	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	600,000	600	19,400	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	2,989,998	2,990	146,510	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2012 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stag	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	206,319,996	206,320	171,380	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	171,426	171	9,829	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	206,491,422	206,491	181,209	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	206,491,422	206,491	181,209	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	206,491,422	206,491	181,209	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	206,491,422	206,491	181,209	(827,819)	-	(440,119)
Issuance of restricted stock for services	60,000	60	9,540	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	206,551,422	206,551	190,749	(957,279)	(8,800)	(568,779)
Amortization of stock-based compensation for stockholders	-	-	-	-	2,400	2,400
Net loss for the period	-	-	-	(91,492)	-	(91,492)
Balance as of August 31, 2012	206,551,422	206,551	190,749	(1,048,771)	(6,400)	(657,871)

* The figure in Common Stock reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2012
AND 2011, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO AUGUST 31, 2012
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to August 31, 2012	For the three months ended August 31, 2012	For the three months ended August 31, 2011
	$	$	$
Cash Flows from Operating Activities
Net Loss	(1,048,771)	(91,492)	(28,923)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	14,707	198	631
Amortization of source code	152,000	-	-
Amortization of stock-based compensation	3,200	2,400
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	(8,943)	-	1,624
Increase in interest receivable	-	86	-
Increase in prepaid expenses and deposits	(6,255)	-	-
Increase in accounts payable and accrued liabilities	141,872	(16,758)	16,396
Cash flows used in operating activities	(752,190)	(105,566)	(10,272)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	391,486	-	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of new loan	150,060	150,060	-
Proceeds from issuance of shareholder loan	24,857	(12,000)	11,818
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	849,103	138,060	11,818
Increase (decrease) in cash and cash equivalents	41,298	32,494	1,546
Cash and cash equivalents, beginning of period	-	8,804	10,607
Cash and cash equivalents, end of period	41,298	41,298	12,153

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

On September 16, 2009, Portlogic incorporated a wholly owned subsidiary, Sunlogic Energy Corporation in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products. Initial operations include: capital formation; organization; website construction; target market identification; research costs; promotional materials costs; and marketing planning. Sunlogic Energy Corporation is still incorporated as a subsidiary but its operations are on hold.

Since January 2010, Portlogic has expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products. Portlogic’s product offering now include enterprise software solutions which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow.

On June 18, 2012, Portlogic incorporated a wholly owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada. VOIP 1, Inc. specializes in data and voice telecommunications technologies.

The accompanying unaudited interim consolidated financial statements include Portlogic and its subsidiary (herein after referred to collectively as the “Company”). All intercompany balances and transactions have been eliminated on consolidation.

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2012.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2012, the Company utilized $105,566 (August 31, 2011 - $10,272) of cash in operations. At August 31, 2012, the Company reported a deficit of $1,048,771 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 2.  GOING CONCERN (cont’d)

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites. Sale of one of these products commenced during the 2008 fiscal year. The Company has recently shifted its focus to specializing in mobile applications solutions marketing, and in its new line of business, data and telecommunications technology. The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings. In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of August 31, 2012 and the results of operations, stockholders’ equity (deficiency) and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2012, cash equivalents amounted to $9,292 (May 31, 2012 - $8,779).

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of August 31, 2012, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $277 for the three month period ended August 31, 2012 (August 31, 2011 - $Nil).

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $4 for the three month period ended August 31, 2012 (August 31, 2011 - gain of $630).

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

AUGUST 31, 2012

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the three month periods ended August 31, 2012 and August 31, 2011. As such, net loss is equivalent to total comprehensive loss.

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 4.  FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$32,006	$9,292	-	$41,298
Loan receivable	-	-	$8,944	$8,944
Liability
Notes payable	-	-	$391,486	$391,486
New loan	-	-	$150,060	$150,060
Shareholder loan	-	-	$24,857	$24,857
Convertible loan	-	-	$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – August 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	397	496
Computer hardware	9,266	8,854	412
Computer software	5,456	5,456	-
	15,615	14,707	908

Equipment – May 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	322	571
Computer hardware	9,266	8,731	535
Computer software	5,456	5,456	-
	15,615	14,509	1,106

Depreciation expense amounted to $198 for the three month period ended August 31, 2012 (August 31, 2011 - $631).

NOTE 6.  SOURCE CODE

Source Code – August 31, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

As of August 31, 2012, the source code software has been fully amortized.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2012	May 31, 2012
	$	$
Audit and review	12,200	12,200
Bookkeeping and accounting	107	107
Legal	4,675	4,675
Other	65,913	90,077
Credit cards	5,743	5,565
Interest payable	53,234	46,006
	141,872	158,630

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2013 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of August 31, 2012 (May 31, 2012 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2013 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 8.  NOTES PAYABLE (cont’d)

December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan. The balance payable on this note payable is $311,486 as of August 31, 2012 (May 31, 2012 - $311,486).

Interest expense amounted to $7,474 for the three month period ended August 31, 2012 (August 31, 2012 - $5,315) and is included in selling and administrative expense. As at August 31, 2012, accrued interest of $53,234 (May 31, 2012 - $46,006) is included in accounts payable and accrued liabilities.

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

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 10.  STOCK TRANSACTIONS * (cont’d)

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

As of August 31, 2012, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 11.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $3,200 as at August 31, 2012 and has been expensed as directors’ fees.

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $3,200 as at August 31, 2012 and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $6,400 as at August 31, 2012 (May 31, 2012 - $8,800).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

(Amounts expressed in US Dollars)

NOTE 12.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of August 31, 2012: *

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 13.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. As at August 31, 2012, $8,943 remains receivable from UOMO (May 31, 2012 – $8,943).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 31, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the three months ended August 31, 2012 amounted to $9,000 (August 31, 2011 - $9,000).

c)

On November 24, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

d)

On December 6, 2011, the Company entered into a contract to pay one of its directors 20,000 restricted common shares and $5,000 cash compensation to carry out services as the Company’s director for a term of one year or until removed as a director.

e)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the three months ended August 31, 2012 amounted to $24,000 (August 31, 2011 - $Nil).

NOTE 13.  SUBSEQUENT EVENTS

There are no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2012 to the same period in 2011. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2012.

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

On September 16, 2009, we incorporated a wholly-owned subsidiary, Sunlogic Energy Corporation in Panama City, Republic of Panama for the purpose of looking at solar and alternative green energy software and products. To date, our subsidiary has not had any operations.

On June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada. VOIP 1, Inc. specializes in data and voice telecommunications technologies.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2012.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2012, cash equivalents amounted to $9,292 (May 31, 2012 - $8,779).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of August 31, 2012, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $4 for the three month period ended August 31, 2012 (August 31, 2011 - gain of $630).

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” to facilitate comparison between entities preparing their financial statements on the basis of U.S. GAAP and on the basis of IFRS. The amendments must be applied for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. We do not anticipate that the adoption of this pronouncement will have a significant material effect on our unaudited interim consolidated financial position, results of operations, cash flows or related disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income,” an update to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an accounting update to defer the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. These updates are effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. We do not anticipate that the adoption of this pronouncement will have a significant material effect on our unaudited interim consolidated financial position, results of operations, cash flows or related disclosures.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND AUGUST 31, 2011

REVENUE

For the three months ended August 31, 2012, we recognized $5 in revenue from interest income on our short term deposits. For the three months ended August 31, 2011, we recognized $1,492 in revenue from interest income on our short term deposits. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $Nil in cost of goods sold for both the three months ended August 31, 2012 and August 31, 2011 as we did not recognize any dating revenues to incur cost of sales.

EXPENSES

During the three months ended August 31, 2012, we incurred total expenses of $91,497 comprised of selling and administrative expense of $91,299 and depreciation of $198; compared with total expenses of $30,415 comprised of selling and administrative expense of $29,784 and depreciation of $631 for the same period in 2011. Higher expenses for the three month period ended August 31, 2012 were incurred all around with the creation and start up operations of our subsidiary, Voip 1, Inc. The largest expenses for both periods pertained mostly to consulting and professional fees. The largest difference between the two periods resulted from consulting fees of $50,377 in the three months ended August 31, 2012 versus $4,000 in the prior period ended August 31, 2011 due to the appointment of our new Chief Executive Officer as well as consultants for our new operations. We incurred a one time billing system fee of $5,000, licensing fees totaling $2,550, and travel expenses in the current three month period ended August 31, 2012 due to our new operations which were not incurred in the prior period ended August 31, 2011. As well $2,400 in directors’ fees were incurred in the current period; we had not appointed the directors yet in the three month period ended August 31, 2011. Finally, interest expense was $7,474 in the three month period ended August 31, 2012 versus $5,315 in the prior three month period ended August 31, 2011 due to additional loans.

NET INCOME/LOSS

During the three months ended August 31, 2012, we incurred a net loss of $91,492 compared with a net loss of $28,923 for the three months ended August 31, 2011. The large increase in net loss was due entirely to much higher selling and administrative expenses from the creation and start up of our new formed subsidiary, Voip 1, Inc. and its operations. On top of this, in the prior three month period ended August 31, 2012, there was higher revenue earned from interest income.

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

As of August 31, 2012, we had cash and cash equivalents of $41,298. We had total current assets of $56,496.

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $350,000 in total, over the next nine months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

As part of our expansion of operations, on June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. VOIP 1, Inc. specializes in data and voice telecommunications technologies.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $41,298 that we had available as of August 31, 2012, we will need to raise additional funds during the next nine months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year which has been extended. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2012 unless demanded earlier.

As of August 31, 2012, the Company borrowed $311,486 against this loan.

Prior to this, on July 18, 2008, the Company had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year which has been extended. As of August 31, 2012, the Company borrowed $80,000 against this loan.

A shareholder has also loaned the Company $36,087. $12,000 of this has been repaid to the shareholder. As of August 31, 2012, the balance of the shareholder loan is $24,087.

On June 6, 2012, a new lender loaned $100,080 to the Company. On July 30, 2012 an additional $49,980 was loaned to the Company. The Company will used the proceeds of this loan to aid with the operations of its new subsidiary. As of August 31, 2012, the total balance of this new loan is $150,060.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2012, our total assets were $57,404, our total liabilities were $715,275, and stockholders’ deficiency was $657,871.

SUBSEQUENT EVENTS

There are no subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our newly appointed Chief Executive Officer and President, Joseph Putegnat performs most of our management functions, and also oversees our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next nine months ending May 31, 2013 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next nine months ending May 31, 2013. We will need to raise additional funds to fully fund our operations for the next nine month period beginning September 1, 2012. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Joseph Putegnat and Jueane Thiessen, also serve as our officers. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Joseph Putegnat, is our Chief Executive Officer and President. One of our other directors, Jueane Thiessen, is our Chief Financial Officer, Treasurer, and Secretary. Our board of directors, which appoints our officers, currently consists of four persons, Mr. Putegnat, Ms. Thiessen, Mr. Donald Gilpin and Mr. Bruce Maschmeyer. Between Mr. Putegnat and Ms. Thiessen, there is control of fifty percent of the voting power of the board of directors. Because Mr. Putegnat and Ms. Thiessen are both directors and officers, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended May 31, 2013, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.         Other Information

None.

Item 6.         Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit

No.       Identification of Exhibit

10.1

Independent Contractor Agreement between Portlogic Systems Inc. and Jueane Thiessen, dated June 30, 2012 (included as Exhibit 10.1 to the Form 8-K filed July 5, 2012 and incorporated herein by reference).

10.2

Independent Contractor Agreement between Portlogic Systems Inc. and Joseph Putegnat, dated July 1, 2012 (included as Exhibit 10.1 to the Form 8-K filed July 5, 2012 and incorporated herein by reference).

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

Portlogic Systems Inc.

(Registrant)

By

/s/ Joseph Putegnat

Joseph Putegnat

President and Chief Executive Officer

Date

October 15, 2012

By

/s/ Jueane Thiessen

Jueane Thiessen

Principal Accounting Officer and Treasurer

Date

October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Joseph Putegnat

Joseph Putegnat

Director

Date

October 15, 2012

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

October 15, 2012

By

/s/ Donald Gilpin

Donald Gilpin

Director

Date

October 15, 2012

By

/s/ Bruce Maschmeyer

Bruce Maschmeyer

Director

Date

October 15, 2012