Form 10-Q
period 2012-11-30
Portlogic Systems Inc.
filed 2013-01-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  XYes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of January 14, 2013, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the six months ended November 30, 2012

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

NOVEMBER 30, 2012 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Unaudited Interim Consolidated Balance Sheets as of November 30, 2012 and May 31, 2012	6

Unaudited Interim Consolidated Statements of Operations for the Six Months Ended November 30, 2012 and November 30, 2011, and the Period from June 22, 2004 (Inception) to November 30, 2012	7

Unaudited Interim Consolidated Statements of Cash Flows for the Six Months Ended	8
November 30, 2012 and November 30, 2011, and the Period from June 22, 2004 (Inception) to November 30, 2012

Notes to Unaudited Interim Consolidated Financial Statements	9-18

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2012 AND MAY 31, 2012
(Amounts expressed in US Dollars)
	November 30, 2012	May 31, 2012
	$	$
ASSETS
Current
Cash and cash equivalents	25,588	8,804
Loan receivable, net of allowance for doubtful accounts of $0 at November 30, 2012 and May 31, 2012	7,850	8,943
Accounts receivable	22,200
Interest receivable	-	86
Prepaid expenses and deposits	6,255	6,255
	61,893	24,088
Long-term
Equipment, net	710	1,106
TOTAL ASSETS	62,603	25,194

LIABILITIES
Current
Accounts payable and accrued liabilities	188,414	158,630
Notes payable	391,486	391,486
New loan	200,060	-
Shareholder loan	19,858	36,857
Convertible loan	7,000	7,000
	806,818	593,973

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at November 30, 2012 and May 31, 2012	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422 issued and outstanding at November 30, 2012 and	206,551	206,551
May 31, 2012
Additional paid in capital	190,749	190,749
Unamortized stock-based compensation for stockholders	(4,000)	(8,800)
Deficit accumulated during the development stage	(1,137,515)	(957,279)
	(744,215)	(568,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	62,603	25,194

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED NOVEMBER 30, 2012 AND 2011, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2012
(Amounts expressed in US Dollars)

	June 22, 2004 (inception) through November 30, 2012	For the Six Months		For the Three Months
		Ended November 30		Ended November 30
		2012	2011	2012	2011
	$	$	$	$	$
Gross Margin (Loss)
Revenue	146,029	49,296	1,492	49,292	-
Cost of goods sold	247,425	47,428	-	47,428	-
	(101,396)	1,868	1,492	1,864	-

Leasing and consulting fees earned	23,000	-	-	-	-
	(78,396)	1,868	1,492	1,864	-

Expenses
Selling and administrative	1,044,214	181,708	53,997	90,409	24,212
Depreciation	14,905	396	1,147	198	516
	1,059,119	182,104	55,144	90,607	24,728

Net Loss for the period	(1,137,515)	(180,236)	(53,652)	(88,743)	(24,728)

Net Loss per share for the period
Basic and fully diluted		(0.0008)	(0.0008)	(0.0004)	(0.0004)

Weighted average number of shares outstanding
Basic and fully diluted		206,551,442	68,830,474	206,551,442	68,830,474

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011, AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO NOVEMBER 30, 2012
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to November 30, 2012	For the six months ended November 30, 2012	For the six months ended November 30, 2011
	$	$	$
Cash Flows from Operating Activities
Net Loss	(1,137,515)	(180,236)	(53,652)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	14,905	396	1,147
Amortization of source code	152,000	-	-
Amortization of stock-based compensation	5,600	4,800	-
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	(30,050)	(21,107)	2,114
Increase in interest receivable	-	86	-
Increase in prepaid expenses and deposits	(6,255)	-	-
Increase in accounts payable and accrued liabilities	188,414	29,784	31,271
Cash flows used in operating activities	(812,901)	(166,277)	(19,120)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	391,486	-	-
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of new loan	200,060	200,060	-
Proceeds (payments) from issuance of shareholder loan	19,858	(16,999)	20,999
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	894,104	183,061	20,999
Increase (decrease) in cash and cash equivalents	25,588	16,784	1,879
Cash and cash equivalents, beginning of period	-	8,804	10,607
Cash and cash equivalents, end of period	25,588	25,588	12,486

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

On June 18, 2012, Portlogic incorporated a wholly owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada. VOIP 1, Inc. specializes in data and voice telecommunications technologies. VOIP 1 began earning revenues in September 2012.

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

The unaudited interim consolidated financial statements present the balance sheet, statements of operations and cash flows of the Company.  The unaudited interim consolidated financial statements have been prepared by management in accordance with GAAP.

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

The Company has incurred losses from inception and, during the six month period ended November 30, 2012, the Company utilized $166,277 (November 30, 2011 - $19,120) of cash in operations. At November 30, 2012, the Company reported a deficit of $1,137,515 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(Amounts expressed in US Dollars)

NOTE 2.  GOING CONCERN (cont’d)

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites. Sale of one of these products commenced during the 2008 fiscal year. The Company shifted its focus to specializing in mobile applications solutions marketing, and in its new line of business, data and telecommunications technology. The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings. In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of November 30, 2012 and the results of operations and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2012, cash equivalents amounted to $9,217 (May 31, 2012 - $8,779).

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

NOVEMBER 30, 2012

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of November 30, 2012, the source code has been fully amortized.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $277 for the six month period ended November 30, 2012 (November 30, 2011 - $Nil).

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $110 for the six month period ended November 30, 2012 (November 30, 2011 - gain of $657).

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

NOVEMBER 30, 2012

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the six month periods ended November 30, 2012 and November 30, 2011. As such, net loss is equivalent to total comprehensive loss.

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

NOVEMBER 30, 2012

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$16,371	$9,217	-	$25,588
Loan receivable	-	-	$7,850	$7,850
Accounts receivable	-	-	$22,200	$22,200
Liability
Notes payable	-	-	$391,486	$391,486
New loan	-	-	$200,060	$200,060
Shareholder loan	-	-	$19,858	$19,858
Convertible loan	-	-	$7,000	$7,000

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(Amounts expressed in US Dollars)

NOTE 5.  EQUIPMENT

Equipment – November 30, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	471	422
Computer hardware	9,266	8,978	288
Computer software	5,456	5,456	-
	15,615	14,905	710

Equipment – May 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	322	571
Computer hardware	9,266	8,731	535
Computer software	5,456	5,456	-
	15,615	14,509	1,106

Depreciation expense amounted to $396 for the six month period ended November 30, 2012 (November 30, 2011 - $1,147).

NOTE 6.  SOURCE CODE

Source Code – November 30, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

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

As of November 30, 2012, the source code software has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(Amounts expressed in US Dollars)

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2012	May 31, 2012
	$	$
Cost of goods sold	18,216	-
Audit and review	8,700	12,200
Bookkeeping and accounting	107	107
Legal	4,675	4,675
Other	89,800	90,077
Credit cards	5,793	5,565
Interest payable	61,123	46,006
	188,414	158,630

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2013 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of November 30, 2012 (May 31, 2012 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2013 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan. The balance payable on this note payable is $311,486 as of November 30, 2012 (May 31, 2012 - $311,486).

Interest expense amounted to $15,682 for the six month period ended November 30, 2012 (November 30, 2011 - $10,679) and is included in selling and administrative expense. As at November 30, 2012, accrued interest of $61,123 (May 31, 2012 - $46,006) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

NOVEMBER 30, 2012

(Amounts expressed in US Dollars)

NOTE 10.  STOCK TRANSACTIONS * (cont’d)

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

As of November 30, 2012, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 11.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $2,000 as at November 30, 2012 and has been expensed as directors’ fees.

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $2,000 as at November 30, 2012 and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $4,000 as at November 30, 2012 (May 31, 2012 - $8,800).

NOTE 12.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of November 30, 2012: *

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 13.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at November 30, 2012, $7,850 remains receivable from UOMO (May 31, 2012 – $8,943).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the six months ended November 30, 2012 amounted to $18,000 (November 30, 2011 - $18,000).

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

e)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the six months period ended November 30, 2012 amounted to $60,000 (November 30, 2011 - $Nil).

NOTE 13.  SUBSEQUENT EVENTS

There are no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended November 30, 2012 to the same period in 2011. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2012.

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

We are currently in the development stage company offering enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products.

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

On June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. under the laws of the State of Nevada. VOIP 1, Inc. specializes in data and voice telecommunications technologies. We began earning telecommunication revenues in September 2012.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2012, cash equivalents amounted to $9,217 (May 31, 2012 - $8,779).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of November 30, 2012, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $110 for the six month period ended November 30, 2012 (November 30, 2011 - gain of $657).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND NOVEMBER 30, 2011

REVENUE

For the six months ended November 30, 2012, we recognized $49,296 in revenue, mostly from our telecommunications operations which began earning revenues in September 2012. For the six months ended November 30, 2011, we recognized $1,492 in revenue only from interest income on our short term deposits.

COST OF GOODS SOLD

We incurred $47,428 in cost of goods sold for the six months ended November 30, 2012 against our telecommunications revenue. For the six months ended November 30, 2011 we incurred $Nil in cost of good sold as we did not recognize any dating revenues to incur cost of sales nor had we yet begun to generate revenues from our mobile marketing offerings.

EXPENSES

During the six months ended November 30, 2012, we incurred total expenses of $182,104 comprised of selling and administrative expense of $181,708 and depreciation of $198; compared with total expenses of $30,415 comprised of selling and administrative expense of $29,784 and depreciation of $631 for the same period in 2011. Higher expenses for the six month period ended November 30, 2012 were incurred all around with the creation and start up operations of our subsidiary, Voip 1, Inc. The largest expenses for both periods pertained mostly to consulting and professional fees. The largest difference between the two periods resulted from consulting fees of $111,152 in the six months ended November 30, 2012 versus $4,000 in the prior period ended November 30, 2011 due to the appointment of our new Chief Executive Officer as well as consultants for our new operations. We incurred a one time billing system fee of $5,000, licensing fees totaling $2,550, and travel expenses totaling $4,342 and office expenses in the current six month period ended November 30, 2012 due to our new operations which were not incurred in the prior period ended November 30, 2011. As well $4,800 in directors’ fees were incurred in the current period; we had not appointed the directors yet in the six month period ended November 30, 2011. Finally, interest expense was $15,682 in the six month period ended November 30, 2012 versus $10,679 in the prior six month period ended November 30, 2011 due to additional loans.

NET INCOME/LOSS

During the six months ended November 30, 2012, we incurred a net loss of $180,236 compared with a net loss of $53,652 for the six months ended November 30, 2011. The large increase in net loss was due entirely to much higher selling and administrative expenses from the creation and start up of our new formed subsidiary, Voip 1, Inc. and its operations.

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

As of November 30, 2012, we had cash and cash equivalents of $25,588. We had total current assets of $61,893.

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $350,000 in total, over the next six months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

As part of our expansion of operations, on June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. VOIP 1, Inc. specializes in data and voice telecommunications technologies. In September 2012, we began generating telecommunications revenues.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $25,588 that we had available as of November 30, 2012, we will need to raise additional funds during the next six months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year which has been extended. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2013 unless demanded earlier.

As of November 30, 2012, the Company borrowed $311,486 against this loan.

Prior to this, on July 18, 2008, the Company had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year which has been extended. As of November 30, 2012, the Company borrowed $80,000 against this loan.

A shareholder has also loaned the Company $36,087. $12,000 of this has been repaid to the shareholder. Another $5,000 was repaid on November 19, 2012. As of November 30, 2012, the balance of the shareholder loan is $19,858.

On June 6, 2012, a new lender loaned $100,080 to the Company. On July 30, 2012 an additional $49,980 was loaned to the Company. On October 4 and November 16, 2012, additional funds of $25,000 on each date were loaned to the Company. The Company will use the proceeds of this loan to aid with the operations of its new subsidiary. As of November 30, 2012, the total balance of this new loan is $200,060.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2012, our total assets were $62,603, our total liabilities were $806,818, and stockholders’ deficiency was $744,215.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

We intend to grow our Company by acquisition and have expanded the scope of technology offerings to include marketing mobile applications solutions and kiosk hardware and software products, as well as voice and telecommunication technologies. If we are not successful, our business will be harmed.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until November 30, 2012, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have changed our business model to mobile solutions applications marketing and data and telecommunications technologies. We began earning telecommunications revenues in September 2012. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next six months ending May 31, 2013. We will need to raise additional funds to fully fund our operations for the next six month period beginning December 1, 2012. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Joseph Putegnat and Jueane Thiessen, also serve as our officers. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Joseph Putegnat, is our Chief Executive Officer and President. One of our other directors, Jueane Thiessen, is our Chief Financial Officer, Treasurer, and Secretary. Our board of directors, which appoints our officers, consisted of four persons up until November 23, 2012: Mr. Putegnat, Ms. Thiessen, Mr. Donald Gilpin and Mr. Bruce Maschmeyer. As of December 5, 2012, Mr. Putegnat and Ms. Thiessen are the only remaining directors; Mr. Gilpin and Mr. Maschmeyer’s service terms expired. Because Mr. Putegnat and Ms. Thiessen are both directors and officers, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2013, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Portlogic Systems Inc.

(Registrant)

By

/s/ Joseph Putegnat

President and Chief Executive Officer

Date

January 14, 2013

By

/s/ Jueane Thiessen

Principal Accounting Officer and Treasurer

Date

January 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By

/s/ Joseph Putegnat

Joseph Putegnat

Director

Date

January 14, 2013

By

/s/ Jueane Thiessen

Jueane Thiessen

Director

Date

January 14, 2013