Form 10-K
period 2013-05-31
Portlogic Systems Inc.
filed 2013-08-29
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

☐ Yes No X

As of August 29, 2013, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2013

TABLE OF CONTENTS

      PAGE NUMBER

PART I

Item 1.

Business.

5

Item 1A.

Risk Factors.

10

Item 2.

Properties.

15

Item 3.

Legal Proceedings.

  15

Item 4.

Submission of Matters to a Vote of Security Holders.

15

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

15

Item 6.

Selected Financial Data.

16

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

17

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

21

Item 8.

Financial Statements and Supplementary Data.

22

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

39

Item 9A(T). Controls and Procedures.

39

Item 9B.

Other Information.

40

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

41

Item 11.

Executive Compensation.

43

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

45

Item 13.

Certain Relationships and Related Transactions, and Director Independence

46

Item 14.

Principal Accountant Fees and Services.

47

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

48

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

We have not been profitable since our inception. We are currently in the development stage and began our business developing and licensing portal software products and related services. We developed a product that we licensed to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills. We have no significant assets or financial resources. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2013 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot obtain additional financing, we may cease to exist.

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

Since June 2012, we have started specializing in data and voice telecommunications technologies. We began to earn telecom revenues in September 2012.

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

We are not a software company; rather we market mobile, kiosk and other technological solutions. And now we offer telecom as one of our solutions.

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

CUSTOMERS

Our customers are mostly other businesses that also offer telecom and mobile technology solutions.

Our current revenues were evenly supported by our customer base; none of our clients represented major customers as a percentage or dollar amount of total revenues.

All of our revenues for the year ended May 31, 2013 were telecom customers which was our main focus. We do not have any customers for our mobile application solutions yet. We did not earn any revenue for our dating software for the year ended May 31, 2013.

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

INTELLECTUAL PROPERTY

As of May 31, 2013, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

Our business plan contemplates that we will market our products and services in part by entering into master licensing agreements with resellers who wish to license our products to their own customers in return for the reseller paying us a fixed fee or proportion of revenues received from their customers. We have also entered into exclusive distribution agreements for our mobile applications solutions and kiosk hardware and software products. We have licensing agreements with telecom suppliers.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON OUR BUSINESS

There are numerous laws and regulations that apply to commerce on the Internet or are of more general application but have an effect on our operations. These include laws and regulations with respect to user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security, language use, and the convergence of traditional telecommunications services with Internet communications. Due to the increasing popularity of use of the Internet by consumers and businesses, it is possible that additional laws and regulations with respect to the Internet may be adopted at federal, state, provincial, and local levels. There may be additional laws and regulations that will apply to the transaction of business by us that we will need to explore as we enter international markets. We are subject to laws in every jurisdiction in which we conduct business. Currently, we are incorporated in the United States and maintain a main office in the Province of Ontario, Canada. Current and future laws and regulations within and outside of the United States may have a material adverse effect on us and our business.

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

EMPLOYEES AND CONTRACTORS

As of May 31, 2013 we had two employees, consisting of our officers, Joseph Putegnat and Jueane Thiessen. Mr. Putegnat is our Chief Executive Officer and President. Ms. Thiessen is our Chief Financial Officer, Treasurer, and Secretary.

We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

Our contractors include programmers, website designers, system administrators, business writers, sales personnel, and telecom consultants. We plan to continue using our existing network of contractors to assist us with the ongoing development of our business and to retain the services of additional contractors as needed. We believe that our use of contractors to conduct our day-to-day operations and product and service development enables us to react to customer demands without the need to incur large fixed overhead costs. We therefore believe that the use of contractors will help us to maintain low day-to-day costs of business during our development stage, and we expect to be able to quickly expand our operations as the number and size of our customers increase. We believe that our network of contractors is sufficient to support our current levels of business activity, as well as increased levels of activity.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2013 and May 31, 2012, and for the period from inception, June 22, 2004, to May 31, 2013, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the periods from June 22, 2004 to May 31, 2013 reflect a cumulative net loss of $1,253,237. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor’s report for the year ended May 31, 2013 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

We have a short operating history and have not been profitable since our incorporation in June 2004. Since inception until May 31, 2013, we have derived ancillary revenues by providing website layout and web portal design services, as well as software licensing. Although some of our main web-based community portal products were still being developed, we realized some revenues, starting mostly in September 2007, for providing dating software websites. We have changed our business model to mobile solutions applications marketing and data and telecommunications technologies. We began earning telecommunications revenues in September 2012. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, our early stage of development, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

We depend on our officers and directors to perform our business activities and our ability to recruit and retain the qualified individuals needed to operate and develop our business is unknown.

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our Chief Executive Officer and President, Joseph Putegnat performs most of our management functions, and also oversees our sales activities. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2014 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the twelve months ending May 31, 2014. We will need to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2013. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Our main office is currently located in Canada and we pay most of our expenses in United States dollars. However, our target market is global. We may enter into contracts that require customers to pay us in currencies other than United States dollars. Therefore, our potential operations make us subject to foreign currency fluctuation. We do not make investments that offset the risk of adverse foreign currency fluctuations and we may suffer increased expenses and overall losses as a result.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2013, and she may not vote her shares in a manner that benefits minority shareholders.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2012 and through May 31, 2013, our common stock was sold and purchased at prices that ranged from a high of $0.1470 to a low of $0.0050 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 100 King St. West, Suite 5700, Toronto, Ontario, Canada, M5X 1K7, which we have leased from The Intelligent Office beginning March 14, 2007, and have renewed for six additional one-year periods. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2013, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

For the Fiscal Year Ended May 31, 2013	High	Low
Quarter ended May 31, 2013	$ 0.0215	$ 0.0050
Quarter ended February 28, 2013	$ 0.0500	$ 0.0150
Quarter ended November 30, 2012	$ 0.0750	$ 0.0250
Quarter ended August 31, 2012	$ 0.1470	$ 0.0400

For the Fiscal Year Ended May 31, 2012
Quarter ended May 31, 2012	$ 0.2400	$ 0.0700
Quarter ended February 28, 2012	$ 0.1667	$ 0.1300
Quarter ended November 30, 2011	$ 0.1967	$ 0.1333
Quarter ended August 31, 2011	$ 0.2133	$ 0.1933

DIVIDENDS

On March 30, 2012 we paid a 3:1 common stock dividend for shareholders on record as of March 28, 2012.

Since then, we have not paid any further dividends on our common stock and do not expect to declare or pay any further dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors as deemed relevant by the board of directors.

HOLDERS

As of May 31, 2013, we had approximately 28 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2013 to the same period in 2012. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2013. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2013, cash equivalents amounted to $Nil (May 31, 2012 - $8,779).

SOURCE CODE

We have capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed.” At each reporting period end, we analyze the realizability of our recorded software assets under the provisions of that statement. We recognize an impairment loss when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2013, the source code has been fully amortized.

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $262 for the year end May 31, 2013 (May 31, 2011 – gain of $313).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2013 and MAY 31, 2012

REVENUE

For the year ended May 31, 2013, we recognized $648,806 in revenue from our telecommunications operations which began earning revenues in September 2012. For the year ended May 31, 2012, we recognized $1,578 in revenue only from interest income on our short term deposits.

COST OF GOODS SOLD

We incurred $618,451 in cost of goods sold for the year ended May 31, 2013 against our telecommunications revenue. For the year ended May 31, 2012 we incurred $Nil in cost of good sold as we did not recognize any dating revenues to incur cost of sales nor had we yet begun to generate revenues from our mobile marketing offerings. Our telecommunications operations had not yet begun.

EXPENSES

During the year ended May 31, 2013, we incurred total expenses of $326,313 comprised of selling and administrative expense of $325,521 and depreciation of $792; compared with total expenses of $131,038 comprised of selling and administrative expense of $129,407 and depreciation of $1,631 for the year ended May 31, 2012. Higher expenses for the current year ended May 31, 2013 were incurred all around with the creation and start up and operations of our subsidiary, Voip 1, Inc. The largest expenses for both years pertained mostly to consulting and professional fees. The largest difference between the two years resulted from consulting fees of $150,775 in the year ended May 31, 2013 versus $4,000 in the prior year ended May 31, 2012 due to the appointment of our new Chief Executive Officer as well as consultants for our new operations. We incurred branding fees of $875, telecom licensing fees totaling $2,550, and higher office expenses in the current year ended May 31, 2013 due to our new operations which were not incurred in the prior year ended May 31, 2012. Bookkeeping and accounting fees increased to $78,000 in the current year ended May 31, 2013 from $36,000 in the prior year ended May 31, 2012 due to the change in the renewed agreement which came into affect on December 1, 2012. Finally, interest expense was $32,854 in the year ended May 31, 2013 versus $22,336 in the year ended May 31, 2012 due to additional loans.

.

NET INCOME/LOSS

During the year ended May 31, 2013, we incurred a net loss of $295,958 compared with a net loss of $129,460 for the year ended May 31, 2012. Although revenue was much higher in the current year, the large increase in net loss was due entirely to the corresponding higher selling and administrative expenses from the creation and start up of our new formed subsidiary, Voip 1, Inc. and its operations.

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

As of May 31, 2013, we had cash and cash equivalents of $2,270. We had total current assets of $67,308.

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We anticipate that we will require $250,000 in total, over the next six months, to fund the start up of each of these divisions. We anticipate launching each division, individually, as technology solutions providers are in place. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to targeted potential clients.

As part of our expansion of operations, on June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. VOIP 1, Inc. specializes in data and voice telecommunications technologies. In September 2012, we began generating telecommunications revenues. Because of the success we have had with our operations, we have been focusing on this business line as our main operations.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next twelve months. If we generate no cash revenues other than the $2,270 that we had available as of June 1, 2013, we will need to raise additional funds during the next twelve months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

On August 26, 2009, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year which has been extended. Interest is payable at the prime rate plus 2%. Principal and interest are now due on August 26, 2014 unless demanded earlier.

As of May 31, 2013, the Company borrowed $311,486 against this loan.

Prior to this, on July 18, 2008, the Company had issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year which has been extended. As of May 31, 2013, the Company borrowed $80,000 against this loan.

A shareholder has also loaned the Company $36,857. $12,000 of this has been repaid to the shareholder. Another $5,000 was repaid on November 19, 2012. In April and May 2013, a further net $2,775 was loaned to the Company. As of May 31, 2013, the balance of the shareholder loan is $22,632.

On June 6, 2012, a new lender loaned $100,080 to the Company. On July 30, 2012 an additional $49,980 was loaned to the Company. On October 4 and November 16, 2012, additional funds of $25,000 on each date were loaned to the Company. The Company has used the proceeds of this loan to aid with the operations of its new subsidiary. As of May 31, 2013, the total balance of this new loan is $200,060.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2013, our total assets were $67,622, our total liabilities were $923,559, and stockholders’ deficiency was $855,937.

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

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012, AND THE PERIOD FROM

JUNE 22, 2004 (INCEPTION) TO MAY 31, 2013

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

Page #

Report of Independent Registered Public Accounting Firm	23
Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012	24

Consolidated Statements of Operations for the Years ended May 31, 2013 and May 31, 2012, and the Period from June 22, 2004 (Inception) to May 31, 2013	25

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the Years Ended May 31, 2013 and 2012, and the Period from June 22, 2004 (Inception) to May 31, 2013	26-27

Consolidated Statements of Cash Flows for the Years ended May 31, 2013 and 2012, and the Period from June 22, 2004 (Inception) to May 31, 2013	28

Notes to Consolidated Financial Statements	29-38

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying balance sheets of Portlogic Systems Inc. as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2013 and 2012 and for the period from June 22 2004 (inception), to May 31, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., as of May 31, 2013 and 2012, and the results of its operations and cash flows for the years ended May 31, 2013 and 2012 and the period from June 22, 2004 (inception), to May 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

August 29, 2013

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2013 AND 2012
(Amounts expressed in US Dollars)
	May 31, 2013	May 31, 2012
	$	$
ASSETS
Current
Cash and cash equivalents	2,270	8,804
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2013 and 2012	7,850	8,943
Accounts receivable	50,933	-
Interest receivable	-	86
Prepaid expenses and deposits	6,255	6,255
	67,308	24,088
Long-term
Equipment, net	314	1,106
Source code, net	-	-
TOTAL ASSETS	67,622	25,194

LIABILITIES
Current
Accounts payable and accrued liabilities	302,381	158,630
Notes payable	391,486	391,486
New loan	200,060	-
Shareholder loan	22,632	36,857
Convertible loan	7,000	7,000
	923,559	593,973

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at May 31, 2013 and 2012	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422* issued and outstanding at May 31, 2013
and May 31, 2012	206,551	206,551
Additional paid in capital	190,749	190,749
Unamortized stock-based compensation for stockholders	-	(8,800)
Deficit accumulated during the development stage	(1,253,237)	(957,279)
	(855,937)	(568,779)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	67,622	25,194

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2013 AND 2012,
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2013
(Amounts expressed in US Dollars)

	June 22, 2004 (inception) to	For the year ended May 31, 2013	For the year ended May 31, 2012
	May 31, 2013
	$	$	$
Gross loss
Revenue	745,538	648,806	1,578
Cost of goods sold	818,447	618,451	-
	(72,909)	30,355	1,578

Leasing and consulting fees earned	23,000	-	-
	(49,909)	30,355	1,578

Expenses
Selling and administrative	1,188,027	325,521	129,407
Depreciation	15,301	792	1,631
	1,203,328	326,313	131,038

Net loss for the year / period	(1,253,237)	(295,958)	(129,460)

Net loss per share for the year
Basic and fully diluted		(0.00)	(0.00)
Weighted average number of shares outstanding
Basic and fully diluted		*206,551,442	*206,551,442

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2013				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	17,700,000	17,700	(14,750)	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	600,000	600	(400)	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	9,000,000	9,000	(6,000)	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	27,300,000	27,300	(21,150)	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	151,650,000	151,650	(101,100)	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	7,500,000	7,500	(5,000)	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	13,440,000	13,440	98,560	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,440,000	1,440	10,560	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	201,510,000	201,510	(16,810)	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	440	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	799,998	800	19,200	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	600,000	600	19,400	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	2,989,998	2,990	146,510	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2013 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	206,319,996	206,320	171,380	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	171,426	171	9,829	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	206,491,422	206,491	181,209	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	206,491,422	206,491	181,209	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	206,491,422	206,491	181,209	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	206,491,422	206,491	181,209	(827,819)	-	(440,119)
Issuance of restricted stock for services	60,000	60	9,540	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	206,551,422	206,551	190,749	(957,279)	(8,800)	(568,779)
Amortization of stock-based compensation for stockholders	-	-	-	-	8,800	8,800
Net loss for the year	-	-	-	(295,958)	-	(295,958)
Balance as of May 31, 2013	206,551,422	206,551	190,749	(1,253,237)	-	(855,937)

* The figure in Common Stock reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2013 AND 2012
AND THE PERIOD FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2013
(Amounts expressed in US Dollars)
	June 22, 2004 (inception) to May 31, 2013	For the year ended May 31, 2013	For the year ended May 31, 2012
	$	$	$
Cash Flows from Operating Activities
Net Loss	(1,253,237)	(295,958)	(129,460)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	15,301	792	1,631
Amortization of source code	152,000	-	-
Amortization of stock-based compensation	9,600	8,800	800
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	(58,783)	(49,840)	6,157
Increase in interest receivable	-	86	(86)
Increase in prepaid expenses and deposits	(6,255)	-	-
Increase in accounts payable and accrued liabilities	302,381	143,751	54,412
Cash flows used in operating activities	(838,993)	(192,369)	(66,546)

Cash Flows from Investing Activities
Purchase of equipment	(15,615)	-	-
Purchase of source code	(40,000)	-	-
Cash flows used in investing activities	(55,615)	-	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	391,486	-	34,486
Proceeds from issuance of convertible loan	7,000	-	-
Proceeds from issuance of new loan	200,060	200,060	-
Proceeds from (payments to) shareholder loan	22,632	(14,225)	30,257
Proceeds from issuance of common stock	275,700	-	-
Cash flows provided by financing activities	896,878	185,835	64,743
Increase (decrease) in cash and cash equivalents	2,270	(6,534)	(1,803)
Cash and cash equivalents, beginning of period	-	8,804	10,607
Cash and cash equivalents, end of period	2,270	2,270	8,804

Supplemental Cash Flow Information
Non-cash acquisition of source code upon issuance of common stock	112,000	-	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

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

The Company has incurred losses from inception and, during the year ended May 31, 2013, the Company utilized $192,369 (2012 - $66,546) of cash in operations. At May 31, 2013, the Company reported a deficit of $1,253,237 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due. Management is considering various alternatives and is pursuing additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

The Company is in the development stage and is in the process of developing a series of web-based community portal products as well as a series of off-the-shelf template based websites. Sale of one of these products commenced during the 2008 fiscal year. The Company shifted its focus to specializing in mobile applications solutions marketing, and in its new line of business, data and telecommunications technology. The Company’s

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 2.  GOING CONCERN (cont’d)

continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings. In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2013, cash equivalents amounted to $0 (May 31, 2012 - $8,779).

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

Source Code

The Company has capitalized the costs of acquiring computer source code in accordance with the provisions of the Accounting Standards Codification (“ASC”) in ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed." At each reporting period end, the Company analyzes the realizability of its recorded software assets under the provisions of that statement. An impairment loss would be recognized when and to the extent that the carrying amount of the software exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition. Since the source code has started to generate positive cash flows and is still being used for development, no impairment loss has been recognized. Amortization is provided using the straight-line method over the asset's estimated useful life, three years. As of May 31, 2013, the source code has been fully amortized.

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $768 for the year ended May 31, 2013 (2012 - $1,806), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange gain amounted to $262 for the year end May 31, 2013 (May 31, 2012 – $313).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the years ended May 31, 2013 and 2012. As such, net loss is equivalent to total comprehensive loss.

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

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 4.  FAIR VALUE MEASUREMENTS (cont’d)

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$2,270	$-	-	$2,270
Loan receivable	-		$7,850	$7,850
Liability
Notes payable	-		$391,486	$391,486
Shareholder loan	-		$22,632	$22,632
Convertible loan	-		$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – May 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	620	273
Computer hardware	9,266	9,225	41
Computer software	5,456	5,456	-
	15,615	15,301	314

Equipment – May 31, 2012	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	322	571
Computer hardware	9,266	8,731	535
Computer software	5,456	5,456	-
	15,615	14,509	1,106

Depreciation expense amounted to $792 for the year ended May 31, 2012 (May 31, 2012 - $1,631).

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 6.  SOURCE CODE

Source Code – May 31, 2013	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

Source Code – May 31, 2012	Cost	Accumulated Amortization	Net book value
	$	$	$
Internet dating portal software	152,000	152,000	-

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

The Company did not capitalize any additional source code software for the year ended May 31, 2013, or for fiscal years ended May 31, 2012, 2011, 2010, 2009, 2008 and 2007.

Amortization expense, included in cost of goods sold, amounted to $Nil for the year ended May 31, 2013 (May 31, 2012 - $Nil). Amortization commenced March 1, 2008, when it became apparent that the source code was being used to generate revenue, and ended on February 28, 2011.

As of May 31, 2013, the source code software has been fully amortized.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31 2013	May 31, 2012
	$	$
Cost of goods sold & Telecom	55,161	-
Audit and review	15,400	12,200
Bookkeeping and accounting	58,653	26,572
Legal	4,675	4,675
Consulting	37,000	14,000
IT	48,000	48,000
Other	5,590	1,612
Credit cards	-	5,565
Interest payable	77,902	46,006
	302,381	158,630

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2014 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of May 31, 2013 (May 31, 2012 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2014 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan. The balance payable on this note payable is $311,486 as of May 31, 2013 (May 31, 2012 - $311,486).

Interest expense amounted to $32,854 for the year ended May 31, 2013 (May 31, 2012 - $22,336) and is included in selling and administrative expense. As at May 31, 2013, accrued interest of $77,902 (May 31, 2012 - $46,006) is included in accounts payable and accrued liabilities.

NOTE 9.  NEW LOAN

On June 8, 2012, the Company received an unsecured loan of $100,080 to help fund and start up the Company’s new Telecom line of business. On July 30, 2012, the Company received an additional $49,980. On October 4, 2012 and November 16, 2012, further loans of $25,000 on each date were received. The balance payable is $200,060 as of May 31, 2013 (May 31, 2012 - $Nil). Interest is payable at the prime rate plus 2%.

NOTE 10.  CONVERTIBLE LOAN

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

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

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

PORTLOGIC SYSTEMS INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 11.  STOCK TRANSACTIONS ** (cont’d)

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 12.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at May 31, 2013 (May 31, 2012 - $4,400) and has been expensed as directors’ fees.

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at May 31, 2013 (May 31, 2012 - $4,400) and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $Nil as at May 31, 2013 (May 31, 2012 - $8,800).

NOTE 13.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2013 and 2012: *

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

MAY 31, 2013 AND 2012

(Amounts expressed in US Dollars)

NOTE 14.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at May 31, 2013, $7,850 remains receivable from UOMO (May 31, 2012 – $8,943).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the year ended May 31, 2013 amounted to $78,000 (May 31, 2012 - $36,000).

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

e)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the year ended May 31, 2013 amounted to $72,000 (May 31, 2012 - $Nil).

NOTE 15.  SUBSEQUENT EVENTS

There are no subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2013, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Joseph Putegnat	54	Chief Executive Officer	2012
Bruce Maschmeyer	62	Director *	2011
Donald Gilpin	64	Director **	2011
Rafik Jallad	40	Chief Executive Officer ***	2010
Jueane Thiessen	39	Director, President, Secretary, Treasurer	2004
Edvard Halupa	29	Director, Chief Technology Officer ****	2008

* Mr. Maschmeyer resigned from office effective December 5, 2012, the end of the term of his Agreement.
** Mr. Gilpin resigned from office effective November 23, 2012, the end of the term of his Agreement.
*** Mr. Jallad resigned from office effective July 31, 2011, the end of the term of his Agreement.
**** Mr. Halupa resigned from office and our board of directors, effective November 15, 2010.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Joseph Putegnat was appointed as Chief Executive Officer and President on July 1, 2012. Mr. Putegnat is an experienced telecommunications executive and entrepreneur with more than 20 years extensive career in the development of wholesale carrier sales; credited with several start-up ventures in addition to his tenures at major telecommunications companies. From 2010 through 2011, Mr. Putegnat was the founder and President of XcomIP, LLC. From 2007 to 2008 he was the founder and President of XchangeTel, Inc., an international long-distance wholesale carrier focused on the use of VoIP technologies. Mr. Putegnat founded and served as President and CEO of Jupiter Telecom, Inc., an international long-distance wholesale carrier also focused on the use of VoIP technologies in the early years of integration from 2003 to 2005. Prior to founding Jupiter Telecom, from 1996 to 2000, Mr. Putegnat was founder and President of LDExchange.com, Inc., a technology-oriented long-distance wholesale carrier, which he built to more than $80 million in annual revenues with 220 carriers connected to the network. In November 1998, he negotiated the sale of LDExchange.com to Micro General, Inc. (since acquired by Fidelity National Information Systems, NYSE: FNF) for approximately $38 million. From 1993 to 1995, Mr. Putegnat was a founder of San Diego-based telecom consulting firm I-Tel, where he provided strategic consulting to two major U.S. carriers, and helped to establish a route to China that grossed revenues of approximately $17 million per month. From 1986 to 1990, Mr. Putegnat served as a national account representative for U.S. Sprint, consistently ranking as one of the top sales representatives nationwide, and was a member of the President’s Club from 1986 to 1990. Mr. Putegnat attended University of Florida in 1977 and University of Central Florida in 1979.

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President from November 30, 2007 until August 1, 2010. Ms. Thiessen served as acting President again from August 1, 2011 until June 30, 2012. Ms. Thiessen has over 18 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

Bruce Maschmeyer served on our board of directors from December 6, 2011 until December 5, 2012, which was the end of the term of his Agreement. Bruce Maschmeyer has over 35 years of executive and senior management experience running several large and small companies. Mr. Maschmeyer has been the CEO of Abaan & Associates Inc. since its inception in May 2008. Prior to that, from 1975 to 1998, Mr. Maschmeyer was the Senior Sales and Marketing Executive at Gillette Canada. From 1998-2002, Mr. Maschmeyer served as General Manager at Tribar Industries Inc., a leading radar and LED indoor/outdoor advertising sign manufacturer and outdoor advertising company. And since 1997, Mr. Maschmeyer has owned and managed RGB Outdoor, a private LED video advertising company. Mr. Maschmeyer received a Bachelor of Science and Bachelor of Arts from the University of Alberta in 1975.

Donald Gilpin served on our board of directors from November 24, 2011 until November 23, 2012, which was the end of the term of his Agreement. Mr. Donald Gilpin has had a career spanning over 30 years in product development and sales management in the packaging and point-of-sale display industries. Prior to joining Portlogic Systems Inc., Mr. Gilpin’s headed Image Pak Display Group, a division of Smurfit Stone. Mr. Gilpin was also responsible for the creation, development and implementation of the Shoppers Drug Mart: Sidewinder Display program, which, today, is utilized by the point-of-purchase display industry in all major retail stores throughout North America. Mr. Gilpin has been the President of Abaan & Associates Inc. since its inception in May 2008. Prior to that, Mr. Gilpin was an Executive at Talon Retail Strategies Group Inc. He received a Bachelor of Business Administration from York University in Toronto in 1973.

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

During the fiscal year ended May 31, 2013, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

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

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The board of directors has not designated a separate audit committee and the functions of such committee are conducted by the entire board, whose members are named above. We do not have an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. At the present time, we do not believe the services of a financial expert are warranted. We believe the cost related to retaining a financial expert at this time is prohibitive in view of the financial resources that we have available. Further, because of the development stage of our operations, we believe the services of a financial expert are not warranted. Currently, our full board of directors performs the functions normally delegated to an audit committee. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. Our board consists of two members and the board believes that all the directors should participate in all board activities including those normally performed by an audit committee. However, as our board expands in the future, we will consider creating an audit committee and appointing an audit committee financial expert at that time.

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2013, May 31, 2012, May 31, 2011, May 31, 2010, and May 31, 2009 for our Principal Executive Officers. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2013, 2012, 2011, 2010 and 2009

Name and Principal Position	Year ended May 31,	Salary ($)	Total ($)
Joseph Putegnat, Principal Executive Officer	2013	72,000	72,000
Jueane Thiessen, Principal Executive Officer (1)	2013 2012 2011 2010 2009	78,000 36,000 36,000 36,000 36,000	78,000 36,000 36,000 36,000 36,000
Rafik Jallad, Principal Executive Officer	2012 2011	4,000 20,000	4,000 20,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007 until August 1, 2010. Then again from August 1, 2011 until June 30, 2012.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our current Principal Executive Officer, Joseph Putegnat

On July 1, 2012, we entered into an Independent Contractor Agreement with Joseph Putegnat under which compensation of $12,000 per month was to be paid to perform services as our Chief Executive Officer for a period of six months.

Consulting Agreement with our prior Principal Executive Officer, Rafik Jallad

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year.

Consulting Agreement with our prior Principal Executive Officer, Jueane Thiessen

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis to May 31, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2013, we have not issued equity awards to our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2013, no compensation was paid to our directors.

During the fiscal year ended May 31, 2012, we paid two of our directors as follows for serving on our board of directors:

Name	Year ended May 31,	Cash Compensation ($)	Common Stock
Donald Gilpin	2012	$ 5,000	30,000
Bruce Maschmeyer	2012	$ 5,000	30,000

Prior to the above, no compensation has been paid to our directors for any of the last four fiscal years.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 29, 2013, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Jueane Thiessen

7,500,000

3.63%

503-23 Brant Street,

Direct Ownership

Toronto, Ontario,

Canada, L7G 2H2

Common

Management as a

7,500,000

3.63%

group including all

Direct Ownership

executive officers

and directors (1 Person)

Common

Fern Fair

108,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

JOYN Internet Communities Inc.

13,440,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1)

Based on 206,551,422 shares outstanding as of August 29, 2013 and reflects the 3:1 forward stock split effective March 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2013, we had no equity securities authorized for issuance.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2012, we entered into an Independent Contractor Agreement with Joseph Putegnat under which compensation of $12,000 per month was to be paid to perform services as our Chief Executive Officer for a period of six months. Mr. Putegnat still serves as Chief Executive Officer and President.

On December 6, 2011, we appointed Bruce Maschmeyer to serve on our Board of Directors for a term of one year or until removed as a director. Pursuant to this agreement, Mr. Maschmeyer was compensated with 20,000 restricted common shares and $5,000 cash for his services. Mr. Maschmeyer resigned on December 5, 2012, the last day of the term of his Agreement.

On November 24, 2011, we appointed Donald Gilpin to serve on our Board of Directors for a term of one year or until removed as a director. Pursuant to this agreement, Mr. Gilpin was compensated with 20,000 restricted common shares and $5,000 cash for his services. Mr. Gilpin resigned from office on November 23, 2012, the last day of the term of his Agreement.

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year. Mr. Jallad resigned from office on July 31, 2011, the last day of the term of his Agreement.

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. Ms. Thiessen served as our acting President again from August 1, 2011 to June 30, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014.

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

DIRECTOR INDEPENDENCE

As of August 29, 2013, the following individuals each served as a director on our Board:

•

Mr. Joseph Putegnat

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

AUDIT FEES

2012:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2012 totaled $21,300.

An adjustment for $500 for under-accrued audit fees from 2011 was incurred in the first quarter of 2012.

2013:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2013 have not been billed as of August 29, 2013 but we estimate that they will be approximately $8,200. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2013 were $12,700. Therefore the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2013 total $20,900.

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

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Balance Sheets as of May 31, 2013 and 2012

•

Statements of Operations for the years ended May 31, 2013 and 2012 and the period from June 22, 2004 (inception) to May 31, 2013

•

Statements of Changes in Stockholders’ Equity for the years ended May 31, 2013 and 2012 and the period from June 22, 2004 (inception) to May 31, 2013

•

Statements of Cash Flows for the years ended May 31, 2013 and 2012 and the period from June 22, 2004 (inception) to May 31, 2013

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

23.1

Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2013 and 2012 (filed herewith).

31.1

Certification of the ~~Principal~~ Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(filed herewith).

31.2

Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith) ..

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.

(Registrant)

By

/s/ Joseph Putegnat

President and Chief Executive Officer

Date

August 29, 2013

By

/s/ Jueane Thiessen

Principal Accounting Officer and Treasurer

Date

August 29, 2013