Form 10-Q
period 2013-08-31
Portlogic Systems Inc.
filed 2013-10-15
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No X

As of October 15, 2013, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2013

TABLE OF CONTENTS

                 PAGE NUMBER

PART I

Item 1.

Consolidated Financial Statements.

5

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

Operations.

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

21

Item 4T.

Controls and Procedures.

21

PART II

Item 1.

Legal Proceedings.

  23

Item 1A.

Risk Factors.

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

25

Item 3.

Defaults Upon Senior Securities.

25

Item 4.

Submission of Matters to a Vote of Security Holders.

25

Item 5.

Other Information.

25

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of August 31, 2013 and May 31, 2013	6

Unaudited Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2013 and August 31, 2012	7

Unaudited Interim Consolidated Statements of Cash Flows for the Three Months Ended	8
August 31, 2013 and August 31, 2012

Notes to Unaudited Interim Consolidated Financial Statements	9-17

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2013 AND MAY 31, 2013
(Amounts expressed in US Dollars)
	August 31, 2013	May 31, 2013
ASSETS	$	$
Current
Cash and cash equivalents	313	2,270
Loan receivable, net of allowance for doubtful accounts of $0 at August 31, 2013 and May 31, 2013	7,850	7,850
Accounts receivable	53,145	50,933
Prepaid expenses and deposits	6,255	6,255
	67,563	67,308
Long-term
Equipment, net	198	314
TOTAL ASSETS	67,761	67,622

LIABILITIES
Current
Accounts payable and accrued liabilities	340,423	302,381
Notes payable	391,486	391,486
New loan	200,060	200,060
Shareholder loan	26,983	22,632
Director loan	2,500	-
Convertible loan	7,000	7,000
	968,452	923,559

Commitments	-	-

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at August 31, 2013 and May 31, 2013	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422* issued and outstanding at August 31,
2013 and May 31, 2013	206,551	206,551
Additional paid in capital	190,749	190,749
Unamortized stock-based compensation for stockholders	-	-
Accumulate deficit	(1,297,991)	(1,253,237)
	(900,691)	(855,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	67,761	67,622

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012
(Amounts expressed in US Dollars)
	For the Three Months	For the Three Months
	ended	ended
	August 31, 2013	August 31, 2012
	$	$
Gross margin
Revenue	562,611	5
Cost of goods sold	559,529	-
	3,082	5

Expenses
Selling and administrative	47,720	91,299
Depreciation	116	198
	47,836	91,497

Net loss for the period	(44,754)	(91,492)

Net loss per share for the period
Basic and fully diluted	(0.00022)	(0.00044)
Weighted average number of shares outstanding
Basic and fully diluted	*206,551,422	*206,551,422

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012
(Amounts expressed in US Dollars)
	For the three months ended August 31, 2013	For the three months ended August 31, 2012
	$	$
Cash Flows from Operating Activities
Net Loss	(44,754)	(91,492)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	116	198
Amortization of stock-based compensation	-	2,400
Changes in operating assets and liabilities
Increase in accounts and other receivables	(2,212)	-
Increase in interest receivable	-	86
Increase in prepaid expenses and deposits	-	-
Increase (decrease) in accounts payable and accrued liabilities	38,042	(16,758)
Cash flows used in operating activities	(8,808)	(105,566)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	-	-
Proceeds from issuance of convertible loan	-	-
Proceeds from issuance of new loan	-	150,060
Proceeds from issuance/payment of shareholder loan	4,351	(12,000)
Proceeds from issuance of director loan	2,500	(12,000)
Proceeds from issuance of common stock	-	-
Cash flows provided by financing activities	6,851	138,060
Increase (decrease) in cash and cash equivalents	(1,957)	32,494
Cash and cash equivalents, beginning of period	2,270	8,804
Cash and cash equivalents, end of period	313	41,298

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (“Portlogic”) was incorporated under the laws of the State of Nevada on June 22, 2004. On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008.

Portlogic is a Toronto, Canada based company with enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into five principal product families: m2Meet, m2Bank, m2Market, m2Ticket, and m2Kiosk. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products.

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

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2013.

The unaudited interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of the Company.  The unaudited interim consolidated financial statements have been prepared by management in accordance with GAAP.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2013, the Company utilized $8,808 (August 31, 2012 - $105,566) of cash in operations. At August 31, 2013, the Company reported a deficit of $1,297,991 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 2.  GOING CONCERN (cont’d)

The Company has recently shifted its focus to specializing in mobile applications solutions marketing, and in its new line of business, data and telecommunications technology. The Company also develops a series of web-based community portal products as well as a series of off-the-shelf template based websites. The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings. In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of August 31, 2013 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Financial statement items subject to significant judgment include the expected life of equipment, the net realizable value of accounts receivable, the completeness of expense accruals, as well as income taxes and loss contingencies. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2013, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the three month period ended August 31, 2013 (August 31, 2012 - $277).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $9 for the three month period ended August 31, 2012 (August 31, 2012 - loss of $4).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the three month periods ended August 31, 2013 and August 31, 2012. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 4.  FAIR VALUE MEASUREMENTS (cont’d)

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$313	$-	-	$313
Loan receivable	-	-	$7,850	$7,850
Liability
Notes payable	-	-	$391,486	$391,486
New loan	-	-	$200,060	$200,060
Shareholder loan	-	-	$26,983	$26,983
Director loan	-	-	$2,500	$2,500
Convertible loan	-	-	$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – August 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	695	198
Computer hardware	9,266	9,266	-
Computer software	5,456	5,456	-
	15,615	14,707	198

Equipment – May 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	620	273
Computer hardware	9,266	9,225	41
Computer software	5,456	5,456	-
	15,615	15,301	314

Depreciation expense amounted to $116 for the three month period ended August 31, 2013 (August 31, 2012 - $198).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2013	May 31, 2013
	$	$
Cost of goods sold & Telecom	52,438	55,161
Audit and review	15,600	15,400
Bookkeeping and accounting	88,653	58,653
Legal	4,675	4,675
Consulting	37,000	37,000
IT	48,000	48,000
Other	7,496	5,590
Interest payable	86,561	77,902
	340,423	302,381

NOTE 7.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2014 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down. The balance payable on this note payable is $80,000 as of August 31, 2013 (May 31, 2013 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2014 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan. The balance payable on this note payable is $311,486 as of August 31, 2013 (May 31, 2013 - $311,486).

Interest expense amounted to $8,659 for the three month period ended August 31, 2013 (August 31, 2012 - $7,474) and is included in selling and administrative expense. As at August 31, 2013, accrued interest of $86,561 (May 31, 2013 - $77,902) is included in accounts payable and accrued liabilities.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 8.  NEW LOAN

On June 8, 2012, the Company received an unsecured loan of $100,080 to help fund and start up the Company’s new Telecom line of business. On July 30, 2012, the Company received an additional $49,980. On October 4, 2012 and November 16, 2012, further loans of $25,000 on each date were received. The balance payable is $200,060 as of August 31, 2013 (May 31, 2013 - $200,060). Interest is payable at the prime rate plus 2%.

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 10.  STOCK TRANSACTIONS ** (cont’d)

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 11.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at August 31, 2013 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at August 31, 2013 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $Nil as at August 31, 2013 (May 31, 2013 - $Nil).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2013

(Amounts expressed in US Dollars)

NOTE 12.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of August 31, 2013: *

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,551,422* shares issued and outstanding.

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2013: *

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 13.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at August 31, 2013, $7,850 remains receivable from UOMO (May 31, 2013 – $7,850).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the three months ended August 31, 2013 amounted to $30,000 (August 31, 2012 - $9,000).

c)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the three months ended August 31, 2013 amounted to $Nil (August 31, 2012 - $24,000).

NOTE 14.  SUBSEQUENT EVENTS

There are no subsequent events.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2013 to the same period in 2012. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2013.

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

We offer marketing mobile applications solutions and kiosk hardware and software products. Our 5 divisions are as follows:

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

Due to the cost of developing the technology to offer such products we have decided to offer many of our products by bundling technology from third party suppliers. Agreements can include but are not limited to licensing agreements, reseller agreements, partnership agreements, memoranda of understanding, and software development agreements. We have also developed a product that we license to our customers to enable them to operate their own online social networking portal without requiring any technical programming or website design skills.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2013.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2013, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $9 for the three month period ended August 31, 2013 (August 31, 2012 - loss of $4).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND AUGUST 31, 2012

REVENUE

For the three months ended August 31, 2013, we recognized $562,611 in revenue from our Voip 1 telecommunications operations. For the three months ended August 31, 2012, we recognized $5 in revenue from interest income on our short term deposits only as we had just begun our telecommunications operations in August 2012. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $559,529 in cost of goods sold against our telecommunications operations for the three months ended August 31, 2013. We incurred $Nil in cost of goods sold for the three months ended August 31, 2012.

EXPENSES

During the three months ended August 31, 2013, we incurred total expenses of $47,836 comprised of selling and administrative expense of $47,720 and depreciation of $116. During the three months ended August 31, 2012, we incurred total expenses of $91,497 comprised of selling and administrative expense of $91,299 and depreciation of $198. Higher expenses for the three month period ended August 31, 2012 were incurred all around with the creation and start up operations of our subsidiary, Voip 1, Inc. The largest expenses for both periods pertained mostly to consulting and professional fees. The largest difference between the two periods resulted from consulting fees of $50,367 in the three months ended August 31, 2012 due to the appointment of our new Chief Executive Officer as well as consultants for our new operations versus $Nil in the current period ended August 31, 2013. In the prior period ended August 31, 2012, we also incurred a one time billing system fee of $5,000, licensing fees totaling $2,550 due to our new operations which were not incurred in the current period ended August 31, 2013. As well $2,400 in directors’ fees were incurred in the prior period from our previous directors; we have not extended their terms into the current period. The generally higher expenses in the three month period ended August 31, 2012 was partly offset by the accounting expense of $30,000 in the current three month period ended August 31, 2013 vs. $9,000 in the prior period due to increased operations.

NET INCOME/LOSS

During the three months ended August 31, 2013, we incurred a net loss of $44,754 compared with a net loss of $91,492 for the three months ended August 31, 2012. The large decrease in net loss was due entirely to revenues earned from our Voip 1 telecommunications operations as well as lower overall selling and administrative expense as one time start-up costs had already been incurred in the previous period.

LIQUIDITY AND CAPITAL RESOURCES

As part of our expansion of operations, on June 18, 2012, we incorporated a wholly-owned subsidiary, VOIP 1, Inc. VOIP 1, Inc. specializes in data and voice telecommunications technologies. We have just begun to have an adequate source of reliable, long-term revenue to fund operations. However, we have no significant assets or financial resources. The amount of working capital that we will require depends on several factors, including without limitation, the extent and timing of sales of our products and related services, future costs of development, the timing and costs associated with the expansion of our customer support capabilities, and our operating results.

As of August 31, 2013, we had cash and cash equivalents of $313. We had total current assets of $67,563.

We anticipate that we will require $350,000 in total, over the next nine months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $313 that we had available as of August 31, 2013, we will need to raise additional funds during the next nine months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2013, our total assets were $67,761, our total liabilities were $968,452, and stockholders’ deficiency was $900,691.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.

Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A.

Risk Factors

Risks Relating To Our Business

We intend to grow our Company by acquisition and have expanded the scope of technology offerings to include marketing mobile applications solutions, kiosk hardware and software products, and telecommunications operations. If we are not successful, our business will be harmed.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next nine months ending May 31, 2014 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next nine months ending May 31, 2014. We will need to raise additional funds to fully fund our operations for the next nine month period beginning September 1, 2013. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ended May 31, 2014, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Portlogic Systems Inc.

(Registrant)

By

/s/ Joseph Putegnat

President and Chief Executive Officer

Date

October 15, 2013

By

/s/ Jueane Thiessen

Principal Accounting Officer and Treasurer

Date

October 15, 2013