Form 10-Q/A
period 2013-11-30
Portlogic Systems Inc.
filed 2014-01-14
CIK 1413990

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

In January 2005, the Company issued a total of 17,700,000* shares of common stock to nine individuals for cash in the amount of $0.000167 per share for a total of $2,950.

On February 7, 2005, the Company issued a total of 600,000* shares of common stock to one individual for cash in the amount of $0.00033 per share for a total of $200.

On May 26, 2005, the Company issued a total of 9,000,000* shares of common stock to one individual for cash in the amount of $0.00033 per share for a total of $3,000.

In July 2005, the Company issued a total of 151,650,000* shares of common stock to nine individuals for cash in the amount of $0.00033 per share for a total of $50,550.

On September 14, 2005, the Company issued a total of 7,500,000* shares of common stock to one director for cash in the amount of $0.00033 per share for a total of $2,500.

On October 31, 2005, the Company issued a total of 13,440,000* shares of common stock in the amount of $0.00833 per share for a total of $112,000, which was the fair value of the stock on date of issuance, in consideration for the purchase of source code software. A further $40,000 in cash was also paid as consideration for this asset purchase agreement.

In April 2006, the Company issued a total of 180,000* shares of common stock to three individuals for cash in the amount of $0.00833 per share for a total of $1,500.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

(Amounts expressed in US Dollars)

NOTE 11. STOCK TRANSACTIONS * (cont’d)

In May 2006, the Company issued a total of 1,440,000* shares of common stock to five individuals for cash in the amount of $0.00833 per share for a total of $12,000.

In June 2006, the Company issued a total of 180,000* shares of common stock to three individuals for cash in the amount of $0.00833 per share for a total of $1,500.

On July 22, 2006, the Company issued a total of 60,000* shares of common stock to one individual for cash in the amount of $0.00833 per share for a total of $500.

On December 22, 2006, the Company issued a total of 180,000* shares of common stock to one individual for cash in the amount of $0.00833 per share for a total of $1,500.

On February 22, 2007, the Company issued a total of 799,998* shares of common stock to one individual for cash in the amount of $0.025 per share for a total of $20,000.

In May 2007, the Company issued a total of 3,589,998* shares of common stock to three individuals for cash in the amount of $0.0472 per share for a total of $169,500.

On January 10, 2008, the Company issued a total of 171,426* shares of common stock to one individuals for cash in the amount of $0.05833 per share for a total of $10,000.

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

c)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the six months ended August 31, 2013 amounted to $Nil (November 30 2012 - $60,000).

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

21.1

Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-Q filed January 14, 2014 and incorporated herein by reference).

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Form 10-Q filed January 14, 2014 and incorporated herein by reference).

31.2

Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Form 10-Q filed January 14, 2014 and incorporated herein by reference).

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Form 10-Q filed January 14, 2014 and incorporated herein by reference).

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