Form 10-Q
period 2014-02-28
Portlogic Systems Inc.
filed 2014-04-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Yes ☐ No X

As of April 14, 2014, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the nine months ended February 28, 2014

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

Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of February 28, 2014 and May 31, 2013	6

Unaudited Interim Consolidated Statements of Operations for the Nine Months Ended February 28, 2014 and February 28, 2013	7

Unaudited Interim Consolidated Statements of Cash Flows for the Nine Months Ended	8
February 28, 2014 and February 28, 2013

Notes to Unaudited Interim Consolidated Financial Statements	9-18

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2014 AND MAY 31, 2013
(Amounts expressed in US Dollars)
	February 28, 2014	May 31, 2013
ASSETS	$	$
Current
Cash and cash equivalents	12,063	2,270
Loan receivable, net of allowance for doubtful accounts of $0 at February 28, 2014 and May 31, 2013	7,850	7,850
Accounts receivable	62,291	50,933
Prepaid expenses and deposits	6,255	6,255
	88,549	67,308
Long-term
Equipment, net	49	314
TOTAL ASSETS	88,508	67,622

LIABILITIES
Current
Accounts payable and accrued liabilities	398,293	302,381
Short term loans	23,025	-
Notes payable	-	391,486
New loan	-	200,060
New convertible loan	636,546	-
Shareholder loan	20,196	22,632
Director loan	2,500	-
Convertible loan	7,000	7,000
	1,087,560	923,559

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at February 28, 2014 and May 31, 2013	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422* issued and outstanding at February 28,
2014 and May 31, 2013	206,551	206,551
Additional paid in capital	190,749	190,749
Unamortized stock-based compensation for stockholders	-	-
Accumulate deficit	(1,396,352)	(1,253,237)
	(999,052)	(855,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	88,508	67,622

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Amounts expressed in US Dollars)

	For the Nine Months		For the Three Months
	Ended February 28		Ended February 28
	2014	2013	2014	2013
	$	$	$	$
Gross Margin (Loss)
Revenue	639,881	166,416	36,653	117,119
Cost of goods sold	642,758	163,787	39,559	116,358
	(2,877)	2,629	(2,906)	761

Expenses
Selling and administrative	139,973	242,797	44,378	61,089
Depreciation	265	594	74	198
	140,238	243,391	44,452	61,287

Net Loss for the period	(143,115)	(240,762)	(47,358)	(60,526)

Net Loss per share for the period
Basic and fully diluted	(0.0007)	(0.0012)	(0.0002)	(0.0003)

Weighted average number of shares outstanding
Basic and fully diluted	206,551,442*	206,551,442*	206,551,442*	206,551,442*

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND 2013
(Amounts expressed in US Dollars)
	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013
	$	$
Cash Flows from Operating Activities
Net Loss	(143,115)	(240,762)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	265	594
Amortization of stock-based compensation	-	7,200
Changes in operating assets and liabilities	-	-
Increase in accounts and other receivables	(11,358)	(25,536)
Decrease in interest receivable	-	86
Increase in prepaid expenses and deposits	-	-
Increase in accounts payable and accrued liabilities	95,912	75,129
Cash flows used in operating activities	(58,296)	(183,289)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of short term loans	23,025	-
Assignment of notes payable	(391,486)	-
Assignment of new loan	(200,060)	200,060
Proceeds from assignment and issuance of convertible loan	636,546	-
Payments towards shareholder loan	(2,436)	(16,999)
Proceeds from issuance of director loan	2,500	-
Proceeds from issuance of common stock	-	-
Cash flows provided by financing activities	68,089	183,061
Increase (decrease) in cash and cash equivalents	9,793	(228)
Cash and cash equivalents, beginning of period	2,270	8,804
Cash and cash equivalents, end of period	12,063	8,576

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The Company has incurred losses from inception and, during the nine month period ended February 28, 2014, the Company utilized $58,296 (February 28, 2013 - $183,289) of cash in operations. At February 28, 2014, the Company reported a deficit of $1,396,352 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 2.  GOING CONCERN (cont’d)

The Company has shifted its focus to specializing in mobile applications solutions marketing, and data and telecommunications technology. The Company also develops a series of web-based community portal products as well as a series of off-the-shelf template based websites. The Company’s continuance as a going concern is dependent on the commercialization of more of the Company’s products and the achievement of profitable operations as well as the success of the Company in raising additional long-term financing through debt or equity offerings. In the event that the Company is not successful in these efforts, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of February 28, 2014 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2014, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $768 for the nine month period ended February 28, 2014 (February 28, 2013 - $277).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $31 for the nine month period ended February 28, 2014 (February 28, 2013 - loss of $229).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the nine month periods ended February 28, 2014 and February 28, 2013. As such, net loss is equivalent to total comprehensive loss.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 4.  FAIR VALUE MEASUREMENTS (cont’d)

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$12,063	$-	-	$12,063
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loan	-	-	$636,546	$636,546
Shareholder loan	-	-	$20,196	$20,196
Director loan	-	-	$2,500	$2,500
Convertible loan	-	-	$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – February 28, 2014	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	844	49
Computer hardware	9,266	9,266	-
Computer software	5,456	5,456	-
	15,615	15,566	49

Equipment – May 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	620	273
Computer hardware	9,266	9,225	41
Computer software	5,456	5,456	-
	15,615	15,301	314

Depreciation expense amounted to $265 for the nine month period ended February 28, 2014 (February 28, 2013 - $594).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 6.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2014	May 31, 2013
	$	$
Cost of goods sold & Telecom	58,598	55,161
Audit and review	10,500	15,400
Bookkeeping and accounting	137,225	58,653
Legal	-	4,675
Consulting	37,000	37,000
IT	48,000	48,000
Other	5,365	5,590
Interest payable	101,605	77,902
	398,293	302,381

NOTE 7.  SHORT TERM LOANS

In the nine months ended February 28, 2014, the Company has received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments.

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on July 18, 2014 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down leaving a total balance payable of $80,000. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable on this note payable is $Nil as of February 28, 2014 (May 31, 2013 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest are now due on August 26, 2014 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan, leaving a total balance payable on this note payable of $311,486. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable on this note payable is $Nil as of February 28, 2014 (May 31, 2013 - $311,486).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 8.  NOTES PAYABLE (cont’d)

Interest expense was calculated to December 31, 2013 and amounted to $23,703 for the nine month period ended February 28, 2014 (February 28, 2013 - $24,223) and is included in selling and administrative expense. As at February 28, 2014, accrued interest of $101,605 (May 31, 2013 - $77,902) is included in accounts payable and accrued liabilities.

NOTE 9.  NEW LOAN

On June 8, 2012, the Company received an unsecured loan of $100,080 to help fund and start up the Company’s new Telecom line of business. On July 30, 2012, the Company received an additional $49,980. On October 4, 2012 and November 16, 2012, further loans of $25,000 on each date were received, leaving a total balance payable of $200,060. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable is $Nil as of February 28, 2014 (May 31, 2013 - $200,060). Interest is payable at the prime rate plus 2% and was calculated to December 31, 2013.

NOTE 10.  CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2012 and carried interest at a rate of 10% per annum. The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2015. This convertible debenture has not been repaid and is due on March 10, 2015.

NOTE 11.  ASSIGNMENT AND NEW CONVERTIBLE LOAN

On December 31, 2013, the Board of Directors approved to amend existing Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock at $0.001 per share. In addition to the loan amounts assigned over, the Company borrowed $45,000 on December 3, 2013. Therefore in aggregate, the total balance payable on this convertible loan is $636,546 as of February 28, 2014 (May 31, 2013 - $Nil).

NOTE 12.  STOCK TRANSACTIONS *

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 12.  STOCK TRANSACTIONS ** (cont’d)

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

As of February 28, 2014, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 13.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at February 28, 2014 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 13.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at February 28, 2014 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $Nil as at February 28, 2014 (May 31, 2013 - $Nil).

NOTE 14.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of February 28, 2014: *

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 15.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). One director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at February 28, 2014, $7,850 remains receivable from UOMO (May 31, 2013 – $7,850).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the nine months ended February 28, 2014 amounted to $90,000 (February 28, 2013 - $48,000).

c)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the nine months ended February 28, 2014 amounted to $Nil (February 28, 2013 - $72,000).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

(Amounts expressed in US Dollars)

NOTE 16.  SUBSEQUENT EVENTS

On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended February 28, 2014 to the same period in 2013. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 28, 2014.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2014, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $31 for the nine month period ended February 28, 2014 (February 28, 2013 - loss of $229).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013

REVENUE

For the nine months ended February 28, 2014, we recognized $639,881 in revenue from our Voip 1 telecommunications operations. For the nine months ended February 28, 2013, we recognized $166,416 in revenue only as we had just begun our telecommunications operations in August 2012. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $642,758 in cost of goods sold against our telecommunications operations for the nine months ended February 28, 2014. We incurred $163,787 in cost of goods sold for the nine months ended February 28, 2013.

EXPENSES

During the nine months ended February 28, 2014, we incurred total expenses of $140,238 comprised of selling and administrative expense of $139,973 and depreciation of $265. During the nine months ended February 28, 2013, we incurred total expenses of $243,391 comprised of selling and administrative expense of $242,797 and depreciation of $594. Higher expenses for the nine month period ended February 28, 2013 were incurred all around with the creation and start up operations of our subsidiary, Voip 1, Inc. The largest expenses for both periods pertained mostly to consulting and professional fees. The largest difference between the two periods resulted from consulting fees of $123,152 in the nine months ended February 28, 2013 due to the appointment of our new Chief Executive Officer as well as telecom consultants for our new operations versus $Nil in the current period ended February 28, 2014. In the prior period ended February 28, 2013, we also incurred a one time billing system fee of $5,000, licensing fees totaling $2,550 due to our new operations which were not incurred in the current period ended February 28, 2014. As well $7,200 in directors’ fees were incurred in the prior period from our previous directors; we have not extended their terms into the current period. The generally higher expenses in the nine month period ended February 28, 2013 was partly offset by the accounting expense of $90,000 in the current nine month period ended February 28, 2014 vs. $48,000 in the prior period due to increased operations.

NET INCOME/LOSS

During the nine months ended February 28, 2014, we incurred a net loss of $143,115 compared with a net loss of $240,762 for the nine months ended February 28, 2013. The large decrease in net loss was due entirely to overall much lower selling and administrative expense in the current period as one time start-up costs had already been incurred in the previous period. The biggest expense in the prior period was for telecom consultants to assist with the start up of the new operations, which was no longer needed in the current period.

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

As of February 28, 2014, we had cash and cash equivalents of $12,063. We had total current assets of $88,549.

We anticipate that we will require $150,000 in total, over the next three months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next three months. If we generate no cash revenues other than the $12,063 that we had available as of February 28, 2014, we will need to raise additional funds during the next three months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 28, 2014, our total assets were $88,508, our total liabilities were $1,087,560, and stockholders’ deficiency was $999,052.

SUBSEQUENT EVENTS

On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of February 28, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our Chief Executive Officer and President, Joseph Putegnat performs most of our management functions, and also oversees our sales activities. On February 19, 2014, Mr. Putegnat resigned. The resignation was not a result of any disagreement with the Company and Mr. Putegnat will help as we transition. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next three months ending May 31, 2014 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next three months ending May 31, 2014. We will need to raise additional funds to fully fund our operations for the next three month period beginning March 1, 2014. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Two of our directors, Joseph Putegnat and Jueane Thiessen, also serve as our officers. Subsequent to this quarter end, we only have one officer and one director. This interrelationship may create conflicts of interest that might be detrimental to us.

There are various interrelationships between our officers and directors that may create conflicts of interest that might be detrimental to us. One of our directors, Joseph Putegnat, served as our Chief Executive Officer and President. One of our other directors, Jueane Thiessen, is our Chief Financial Officer, Treasurer, and Secretary. Our board of directors, which appoints our officers, consisted of four persons up until November 23, 2012: Mr. Putegnat, Ms. Thiessen, Mr. Donald Gilpin and Mr. Bruce Maschmeyer. As of December 5, 2012, Mr. Putegnat and Ms. Thiessen were the only remaining directors; Mr. Gilpin and Mr. Maschmeyer’s service terms have expired. Further, during this quarter, on February 19, 2014, Mr. Putegnat resigned as an officer and a director. Because Ms. Thiessen is the only remaining director and officer, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

During the third quarter of our fiscal year ended May 31, 2014, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

17.1

Resignation of Joseph Putegnat, dated February 19, 2014 (included as Exhibit 17.1 to the Form 8-K filed February 20, 2014 and incorporated herein by reference).

21.1

Subsidiaries of the Registrant (filed herewith).

31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.

(Registrant)

By

/s/ Jueane Thiessen

President, Principal Executive Officer, Principal

Accounting Officer and Treasurer

Date

April 14, 2014