Form 10-K
period 2014-05-31
Portlogic Systems Inc.
filed 2014-09-10
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-151434

PORTLOGIC SYSTEMS INC.

(Exact name of registrant as specified in its charter)

NEVADA

20-2000407

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

2 Toronto Street, Suite 422, Toronto, Ontario, Canada

M5C 2B5

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

☐ Yes No X

As of September 10, 2014, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2014

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

20

Item 8.

Financial Statements and Supplementary Data.

21

Item 9.

Changes in and Disagreements With Accountants on Accounting

and Financial Disclosure.

38

Item 9A(T).  Controls and Procedures.

38

Item 9B.

Other Information.

39

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

40

Item 11.

Executive Compensation.

43

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

44

Item 13.

Certain Relationships and Related Transactions, and Director Independence

45

Item 14.

Principal Accountant Fees and Services.

46

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

47

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

PART I

ITEM 1.

Business

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008. The address of our principal executive office is 2 Toronto Street, Suite 422, Toronto, Ontario, Canada M5C 2B5. Our telephone number is (647) 847-8350. Our website address is www.portlogicsystems.com. We have a financial year end of May 31.

We have not been profitable since our inception. We have no significant assets or financial resources. The limited extent of our assets and revenues and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2014 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot continue to obtain additional financing, we may cease to exist.

We offer enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products. In September 2013, FAMILIES social media family network site was launched.

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

PRINCIPAL PRODUCTS AND SERVICES

Our scope of technology offerings includes marketing mobile applications solutions and kiosk hardware and software products.

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

We also develop and license portal software products and provide custom software programming services to customers who license our products. Our portal software products are designed to enable our customers to operate their own online social networking portal without requiring any technical programming or website design skills. Each type of portal that we license to our customers has a standard pre-programmed functional framework along with content and appearance customized according to the customer’s particular requirements. Our licensing agreements with customers provide that we retain exclusive ownership rights over the portal software and any related products or features that we license to our customers. Our customers retain ownership rights over any content that they provide to customize their portal.

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

One fully developed portal software product is an online social networking system marketed to entrepreneurs who wish to operate their own online social networking or dating business. We market this product through one of our websites, at www.internetdatingsoftware.com.

We earn revenues from our social networking software system in five primary ways:

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

Currently, we have been focusing on our data and telecommunications operations.

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

MARKETS FOR OUR PRINCIPAL PRODUCTS AND SERVICES

We believe our market consists of three groups: portal owners (active domains seeking to maximize the amount of traffic that they attract by adding functions that we can provide), private entrepreneurs (entrepreneurs interested in developing online businesses from scratch themselves) and data and telecommunications companies.

We also introduce mobile application solutions to marketing companies that may be interested in our technology partners. We are directly targeting Telco operators and governmental agencies.

CUSTOMERS

Our customers are mostly other businesses that also offer telecom and mobile technology solutions.

Our current revenues were evenly supported by our customer base; none of our clients represented major customers as a percentage or dollar amount of total revenues.

All of our revenues for the year ended May 31, 2014 were telecom customers which was our main focus. We do not have any customers for our mobile application solutions yet. We did not earn any revenue for our social networking software solutions for the year ended May 31, 2014.

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

INTELLECTUAL PROPERTY

As of May 31, 2014, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

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

NEW PRODUCT DEVELOPMENT

Using the programming source code of the portal software for our online social networking system, we have been further developing to offer location-based services. We believe this will bring a new customer base for our m2Meet division as well as aid with our m2Market services. In September 2013, we launched FAMILIES social media family network site.

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

EMPLOYEES AND CONTRACTORS

As of May 31, 2014 we had one employee, consisting of our officer, Jueane Thiessen. Ms. Thiessen is our Chief Financial Officer, Treasurer, and Secretary and acting Chief Executive Officer and President. Mr. Joseph Putegnat was our Chief Executive Officer and President until February 19, 2014, at which point he resigned. The resignation was not a result of any disagreement with the Company and Mr. Putegnat continues to assist as we transition. We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

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

ITEM 1A.

Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2014 and May 31, 2013, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot continue to obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the years ended May 31, 2014 and 2013 reflect a cumulative net loss of $1,412,380. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor’s report for the year ended May 31, 2014 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

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

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our Chief Executive Officer and President, Joseph Putegnat performs most of our management functions, and also oversees our sales activities. On February 19, 2014, Mr. Putegnat resigned. The resignation was not a result of any disagreement with the Company and Mr. Putegnat has continued to assist us as we transition. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2015 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next twelve months ending May 31, 2015. We will need to continue to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2014. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our sole director, Jueane Thiessen, also serves as our sole officer. This interrelationship may create a conflict of interest that might be detrimental to us.

Currently, our sole director, Jueane Thiessen, is also our sole officer, serving as our Chief Financial Officer, Treasurer, Secretary, and acting Chief Executive Officer and President. Up until February 19, 2014, a second director, Joseph Putegnat, served as our Chief Executive Officer and President. Our board of directors, which appoints our officers, consisted of four persons up until November 23, 2012: Mr. Putegnat, Ms. Thiessen, Mr. Donald Gilpin and Mr. Bruce Maschmeyer. As of December 5, 2012, Mr. Putegnat and Ms. Thiessen were the only remaining directors; Mr. Gilpin and Mr. Maschmeyer’s service terms have expired. On February 19, 2014, Mr. Putegnat resigned as an officer and a director. Because Ms. Thiessen is the only remaining director and officer, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

One of our shareholders, Fern Fair, controls 52.3% of our shares of common stock as of May 31, 2014, and she may not vote her shares in a manner that benefits minority shareholders.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2013 and through May 31, 2014, our common stock was sold and purchased at prices that ranged from a high of $0.0700 to a low of $0.0012 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

Additionally, in recent years the stock market in general, and stocks quoted on the Over-The-Counter, or OTC in particular, have experienced significant price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTC which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC. If we fail to remain current on our reporting requirements, we could be removed from the OTC. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Item 2.

Properties

Our business operations are conducted from our principal executive offices at 2 Toronto Street, Suite 422, Toronto, Ontario, Canada M5C 2B5. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2014, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC under the symbol "PGSY" Our stock was not actively traded until March 1, 2010.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC since our stock became actively traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended May 31, 2014	High	Low
Quarter ended May 31, 2014	$ 0.0250	$ 0.0050
Quarter ended February 28, 2014	$ 0.0400	$ 0.0012
Quarter ended November 30, 2013	$ 0.0700	$ 0.0050
Quarter ended August 31, 2013	$ 0.0390	$ 0.0089

For the Fiscal Year Ended May 31, 2013
Quarter ended May 31, 2013	$ 0.0215	$ 0.0050
Quarter ended February 28, 2013	$ 0.1150	$ 0.0117
Quarter ended November 30, 2012	$ 0.0500	$ 0.0200
Quarter ended August 31, 2012	$ 0.1670	$ 0.0010

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

HOLDERS

As of May 31, 2014, we had approximately 28 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.

Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the twelve months ended May 31, 2014 to the same period in 2013. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2014. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

We offer enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products. In September 2013, FAMILIES social media family network site was launched.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2014, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $37 for the year end May 31, 2014 (May 31, 2013 – loss of $262).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2014 and MAY 31, 2013

REVENUE

For the year ended May 31, 2014, we recognized $809,383 in revenue from our Voip 1 telecommunications operations. For the year ended May 31, 2013, we recognized $648,806 in revenue as we had just begun our telecommunications operations in August 2012.

COST OF GOODS SOLD

We incurred $781,209 in cost of goods sold against our telecommunications revenues for the year ended May 31, 2014. We incurred $618,451 in cost of goods sold for the year ended May 31, 2013.

EXPENSES

During the year ended May 31, 2014, we incurred total expenses of $187,317 comprised of selling and administrative expense of $187,003 and depreciation of $314; compared with total expenses of $326,313 comprised of selling and administrative expense of $325,521 and depreciation of $792 for the year ended May 31, 2013. Higher expenses for the year ended May 31, 2013 were incurred all around with the creation and start up operations of our subsidiary, Voip 1, Inc. The largest expenses for both years pertained mostly to consulting and professional fees. The largest difference between the two years resulted from consulting fees of $150,775 in the year ended May 31, 2013 due to the appointment of our new Chief Executive Officer as well as telecom consultants for our new operations versus $Nil in the current year ended May 31, 2014. In the prior year ended May 31, 2013, we also incurred a one time billing system fee of $5,000, licensing fees totaling $2,550 due to our new operations which were not incurred in the current year May 31, 2014. As well $8,800 in directors’ fees were incurred in the prior year from our previous directors; we have not extended their terms into the current year. The generally higher expenses in the year ended May 31, 2013 was partly offset by the accounting expense of $120,000 in the current year ended May 31, 2014 vs. $78,000 in the prior year due to increased operations.

NET INCOME/LOSS

During the year ended May 31, 2014, we incurred a net loss of $159,143 compared with a net loss of $295,958 for the year ended May 31, 2013. The large decrease in net loss was due entirely to overall much lower selling and administrative expense in the current year as one time start-up costs had already been incurred in the previous year. The biggest expense in the prior year was for telecom consultants to assist with the start up of the new operations, which was no longer needed in the current period.

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

As of May 31, 2014, we had cash and cash equivalents of $4,011. We had total current assets of $77,767.

We anticipate that we will require $250,000 in total, over the next twelve months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next twelve months. If we generate no cash revenues other than the $4,011 that we had available as of May 31, 2014, we will need to raise additional funds. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2014, our total assets were $77,767, our total liabilities were $1,092,847, and stockholders’ deficiency was $1,015,080.

OFF-BALANCE SHEET TRANSACTION

On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations.

Besides the aforementioned, we currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Report of Independent Registered Public Accounting Firm	22
Consolidated Balance Sheets as of May 31, 2014 and May 31, 2013	23

Consolidated Statements of Operations for the Years ended May 31, 2014 and May 31, 2013	24

Consolidated Statement of Changes in Stockholders’ Deficiency from June 22, 2004 (Inception) to May 31, 2014	25-26

Consolidated Statements of Cash Flows for the Years ended May 31, 2014 and 2013	27

Notes to Consolidated Financial Statements	28-37

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying balance sheets of Portlogic Systems Inc. as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2014 and 2013 and for the period from June 22 2004 (inception), to May 31, 2014.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., as of May 31, 2014 and 2013, and the results of its operations and cash flows for the years ended May 31, 2014 and 2013 and the period from June 22, 2004 (inception), to May 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart

Seattle, Washington

August 29, 2014

PORTLOGIC SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2014 AND 2013
(Amounts expressed in US Dollars)
	May 31, 2014	May 31, 2013
	$	$
ASSETS
Current
Cash and cash equivalents	4,011	2,270
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2014 and 2013	7,850	7,850
Accounts receivable	59,651	50,933
Prepaid expenses and deposits	6,255	6,255
	77,767	67,308
Long-term
Equipment, net	-	314
TOTAL ASSETS	77,767	67,622

LIABILITIES
Current
Accounts payable and accrued liabilities	404,726	302,381
Short term loans	23,025
Notes payable	-	391,486
New loan	-	200,060
New convertible loan	636,546	-
Shareholder loan	19,000	22,632
Other loan	2,550	-
Convertible loan	7,000	7,000
	1,092,847	923,559

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at May 31, 2014 and 2013	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422* issued and outstanding at May 31, 2014
and May 31, 2013	206,551	206,551
Additional paid in capital	190,749	190,749
Accumulated deficit	(1,412,380)	(1,253,237)
	(1,015,080)	(855,937)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	77,767	67,622

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2014 AND 2013
(Amounts expressed in US Dollars)
	For the Year	For the Year
	ended	ended
	May 31, 2014	May 31, 2013
	$	$
Gross margin
Revenue	809,383	648,806
Cost of goods sold	781,209	618,451
	28,174	30,355

Expenses
Selling and administrative	187,003	325,521
Depreciation	314	792
	187,317	326,313

Net loss for the period	(159,143)	(295,958)

Net loss per share for the period
Basic and fully diluted	(0.0008)	(0.0014)

Weighted average number of shares outstanding
Basic and fully diluted	*206,551,422	*206,551,422

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these financial statements.

PORTLOGIC SYSTEMS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2014				Deficit
(Amounts Expressed in US Dollars)	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	17,700,000	17,700	(14,750)	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	600,000	600	(400)	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	9,000,000	9,000	(6,000)	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	27,300,000	27,300	(21,150)	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	151,650,000	151,650	(101,100)	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	7,500,000	7,500	(5,000)	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	13,440,000	13,440	98,560	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,440,000	1,440	10,560	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	201,510,000	201,510	(16,810)	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	60,000	60	440	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	180,000	180	1,320	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	799,998	800	19,200	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	600,000	600	19,400	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	2,989,998	2,990	146,510	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2014 (cont’d)
(Amounts Expressed in US Dollars)				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	206,319,996	206,320	171,380	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	171,426	171	9,829	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	206,491,422	206,491	181,209	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	206,491,422	206,491	181,209	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	206,491,422	206,491	181,209	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	206,491,422	206,491	181,209	(827,819)	-	(440,119)
Issuance of restricted stock for services	60,000	60	9,540	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	206,551,422	206,551	190,749	(957,279)	(8,800)	(568,779)
Amortization of stock-based compensation for stockholders	-	-	-	-	8,800	8,800
Net loss for the year	-	-	-	(295,958)	-	(295,958)
Balance as of May 31, 2013	206,551,422	206,551	190,749	(1,253,237)	-	(855,937)
Net loss for the year	-	-	-	(159,143)	-	(159,143)
Balance as of May 31, 2014	206,551,422	206,551	190,749	(1,412,380)	-	(1,015,080)

* The figure in Common Stock reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2014 AND 2013
(Amounts expressed in US Dollars)
	For the Year Ended May 31, 2014	For the Year Ended May 31, 2013
	$	$
Cash Flows from Operating Activities
Net Loss	(159,143)	(295,958)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	314	792
Amortization of stock-based compensation	-	8,800
Changes in operating assets and liabilities
Increase in accounts and other receivables	(8,718)	(49,840)
Decrease in interest receivable	-	86
Increase in accounts payable and accrued liabilities	102,345	143,751
Cash flows used in operating activities	(65,202)	(192,369)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of short term loans	23,025	-
Assignment of notes payable	(391,486)	-
Assignment of new loan	(200,060)	200,060
Proceeds from assignment and issuance of convertible loan	636,546	-
Payments towards shareholder loan	(3,632)	(14,225)
Proceeds from issuance of other loan	2,550	-
Cash flows provided by financing activities	66,943	185,835
Increase (decrease) in cash and cash equivalents	1,741	(6,534)
Cash and cash equivalents, beginning of period	2,270	8,804
Cash and cash equivalents, end of period	4,011	2,270

Supplemental cash flow information:
Non-cash Activities
Promissory note receivable	150,000	-

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (“Portlogic”) was incorporated under the laws of the State of Nevada on June 22, 2004. On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008.

Portlogic is a Toronto, Canada based development stage company with enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products.

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

The Company has incurred losses from inception and, during the year ended May 31, 2014, the Company utilized $65,202 (2013 - $192,369) of cash in operations. At May 31, 2014, the Company reported a deficit of $1,412,380 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue in business and meet its obligations as they come due. Management is considering various alternatives and is pursuing additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2014, cash equivalents amounted to $Nil (May 31, 2013 - $Nil).

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $768 for the year ended May 31, 2014 (2013 - $768), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $37 for the year end May 31, 2014 (May 31, 2013 - loss of $262).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the years ended May 31, 2014 and 2013. As such, net loss is equivalent to total comprehensive loss.

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 4.  FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$4,011	$-	-	$4,011
Loan receivable	-		$7,850	$7,850
Liability
Short term loans	-		$23,025	$23,025
New convertible loan			$636,546	$636,546
Shareholder loan	-		$19,000	$19,000
Other loan			$2,550	$2,550
Convertible loan	-		$7,000	$7,000

NOTE 5.  EQUIPMENT

Equipment – May 31, 2014	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	893	-
Computer hardware	9,266	9,266	-
Computer software	5,456	5,456	-
	15,615	15,615	-

Equipment – May 31, 2013	Cost	Accumulated Depreciation	Net Book Value
	$	$	$
Mobile hardware	893	620	273
Computer hardware	9,266	9,225	41
Computer software	5,456	5,456	-
	15,615	15,301	314

Depreciation expense amounted to $314 for the year ended May 31, 2014 (May 31, 2013 - $792).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2014	May 31, 2013
	$	$
Cost of goods sold & Telecom	26,953	55,161
Audit and review	14,800	15,400
Bookkeeping and accounting	165,312	58,653
Legal	-	4,675
Consulting	37,000	37,000
IT	48,000	48,000
Other	6,040	5,590
Interest payable	106,621	77,902
	404,726	302,381

NOTE 7.  SHORT TERM LOANS

In the year ended May 31, 2014, the Company has received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments.

NOTE 8.  NOTES PAYABLE

On July 18, 2008, the Company issued a note payable in consideration of a draw down unsecured loan up to an aggregate of $100,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest was now due on July 18, 2014 unless demanded earlier. On July 18, 2008, the Company borrowed $25,000 against the total $100,000 available to be drawn down. On April 14, 2009, the Company borrowed $5,000 against the total $75,000 available to be drawn down. On June 10, 2009, the Company borrowed $50,000 against the total $70,000 available to be drawn down leaving a total balance payable of $80,000. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable on this note payable is $Nil as of May 31, 2014 (May 31, 2013 - $80,000).

On August 26, 2009, the Company issued an additional note payable in consideration of a draw down unsecured loan up to an aggregate of $300,000 over a term of one year. Interest is payable at the prime rate plus 2%. This has been extended under the same terms. Principal and interest was now due on August 26, 2014 unless demanded earlier. On August 26, 2009, the Company borrowed $100,000 against the total $300,000 available to be drawn down. On March 3, 2010, the Company borrowed $75,000 against the total $200,000 available to be drawn down. On August 24, 2010, the Company borrowed $30,000 against the total $125,000 available to be drawn down. On September 27, 2010, the Company borrowed $10,000 against the total $95,000 available to be drawn down. On November 1, 2010, the Company borrowed $10,000 against the total $85,000 available to be drawn down leaving $75,000 further funds available to be drawn down. On December 9, 2010, the Company borrowed $15,000 against the total $75,000 available to be drawn down leaving $60,000 further funds available to be drawn down. On December 15, 2010, the Company borrowed $10,000 against the total $60,000 available to be drawn down leaving $50,000 further funds available to be drawn down. On January 18, 2011, the Company borrowed $15,000 against the total $50,000 available to be drawn down leaving $35,000 further funds available to be drawn down. On March 9, 2011, the Company borrowed $12,000 against the total $35,000 available to be drawn down leaving $23,000 further funds available to be drawn down. On January 5, 2012, the Company borrowed $19,943 against the total $23,000 available to be drawn down leaving $3,057 further funds available to be drawn down. On March 13, 2012, the Company borrowed $8,943 against the total $3,057 available to be drawn down resulting in $5,886 overdrawn against the $300,000 loan. On April 2, 2012, the Company borrowed a final $5,600 resulting in $11,486 to be overdrawn against the $300,000 loan, leaving a total balance payable on this note payable of $311,486. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable on this note payable is $Nil as of May 31, 2014 (May 31, 2013 - $311,486).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 8.  NOTES PAYABLE (cont’d)

Interest expense was calculated to December 31, 2013 and amounted to $28,719 for the year ended May 31, 2014 (May 31, 2013 - $32,854) and is included in selling and administrative expense. As at May 31, 2014, accrued interest of $106,621 (May 31, 2013 - $77,902) is included in accounts payable and accrued liabilities.

NOTE 9.  NEW LOAN

On June 8, 2012, the Company received an unsecured loan of $100,080 to help fund and start up the Company’s new Telecom line of business. On July 30, 2012, the Company received an additional $49,980. On October 4, 2012 and November 16, 2012, further loans of $25,000 on each date were received, leaving a total balance payable of $200,060. On December 31, 2013, the entire amount of this note was assigned to a third party. Therefore the balance payable is $Nil as of May 31, 2014 (May 31, 2013 - $200,060). Interest is payable at the prime rate plus 2% and was calculated to December 31, 2013.

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

NOTE 11.  ASSIGNMENT AND NEW CONVERTIBLE LOAN

On December 31, 2013, the Board of Directors approved to amend existing Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock at $0.001 per share. In addition to the loan amounts assigned over, the Company borrowed $45,000 on December 3, 2013. Therefore in aggregate, the total balance payable on this convertible loan is $636,546 as of May 31, 2014 (May 31, 2013 - $Nil).

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 13.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On April 11, 2012, the Company issued 30,000 shares of its common stock to a director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at May 31, 2014 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 13.  UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS (cont’d)

On April 11, 2012, the Company issued 30,000 shares of its common stock to another director of the Company in return for services. The stock-based compensation issued has been valued at $4,800 ($0.16 per share) which was the fair value of the stock on the date of issuance. The stock must be held for a minimum of twelve months from the date of issuance. The amount of this compensation is being amortized over twelve months starting May 1, 2012. The unamortized portion of this is $Nil as at May 31, 2014 (May 31, 2013 - $Nil) and has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $Nil as at May 31, 2014 (May 31, 2013 - $Nil).

NOTE 14.  STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2014: *

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

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 15.  COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)

On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at May 31, 2014, $7,850 remains receivable from UOMO (May 31, 2013 – $7,850).

b)

On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. The related service fee for the year ended May 31, 2014 amounted to $120,000 (May 31, 2013 - $78,000).

c)

On July 1, 2012, an independent contractor agreement was entered into under which compensation of $12,000 per month was to be paid to perform services as an officer to December 31, 2012. The related service fee for the year ended May 31, 2014 amounted to $Nil (May 31, 2013 - $72,000).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2014 AND 2013

(Amounts expressed in US Dollars)

NOTE 15.  COMMITMENTS AND RELATED PARTY TRANSACTIONS (cont’d)

d)

On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations.

NOTE 16.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after May 31, 2014 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2014, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Jueane Thiessen	40	Director, President, Secretary, Treasurer	2004
Joseph Putegnat	55	Chief Executive Officer*	2012
Bruce Maschmeyer	63	Director **	2011
Donald Gilpin	65	Director ***	2011
Rafik Jallad	41	Chief Executive Officer ****	2010
Edvard Halupa	30	Director, Chief Technology Officer *****	2008

        * Mr. Putegnat resigned from office and our board of directors effective February 19, 2014.

      ** Mr. Maschmeyer resigned from office effective December 5, 2012, the end of the term of his Agreement.

    *** Mr. Gilpin resigned from office effective November 23, 2012, the end of the term of his Agreement.

  **** Mr. Jallad resigned from office effective July 31, 2011, the end of the term of his Agreement.

***** Mr. Halupa resigned from office and our board of directors, effective November 15, 2010.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President from November 30, 2007 until August 1, 2010. Ms. Thiessen served as acting President again from August 1, 2011 until June 30, 2012 and currently again since February 19, 2014. Ms. Thiessen has over 19 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada and a Certified Public Accountant. She devotes a minimum of 30 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

Joseph Putegnat was appointed as Chief Executive Officer and President on July 1, 2012. Mr. Putegnat is an experienced telecommunications executive and entrepreneur with more than 20 years extensive career in the development of wholesale carrier sales; credited with several start-up ventures in addition to his tenures at major telecommunications companies. From 2010 through 2011, Mr. Putegnat was the founder and President of XcomIP, LLC. From 2007 to 2008 he was the founder and President of XchangeTel, Inc., an international long-distance wholesale carrier focused on the use of VoIP technologies. Mr. Putegnat founded and served as President and CEO of Jupiter Telecom, Inc., an international long-distance wholesale carrier also focused on the use of VoIP technologies in the early years of integration from 2003 to 2005. Prior to founding Jupiter Telecom, from 1996 to 2000, Mr. Putegnat was founder and President of LDExchange.com, Inc., a technology-oriented long-distance wholesale carrier, which he built to more than $80 million in annual revenues with 220 carriers connected to the network. In November 1998, he negotiated the sale of LDExchange.com to Micro General, Inc. (since acquired by Fidelity National Information Systems, NYSE: FNF) for approximately $38 million. From 1993 to 1995, Mr. Putegnat was a founder of San Diego-based telecom consulting firm I-Tel, where he provided strategic consulting to two major U.S. carriers, and helped to establish a route to China that grossed revenues of approximately $17 million per month. From 1986 to 1990, Mr. Putegnat served as a national account representative for U.S. Sprint, consistently ranking as one of the top sales representatives nationwide, and was a member of the President’s Club from 1986 to 1990. Mr. Putegnat attended University of Florida in 1977 and University of Central Florida in 1979. Mr. Putegnat resigned on February 19, 2014. The resignation was not a result of any disagreement with the Company and Mr. Putegnat continues to assist as we transition.

Bruce Maschmeyer served on our board of directors from December 6, 2011 until December 5, 2012, which was the end of the term of his Agreement. Bruce Maschmeyer has over 36 years of executive and senior management experience running several large and small companies. Mr. Maschmeyer has been the CEO of Abaan & Associates Inc. since its inception in May 2008. Prior to that, from 1975 to 1998, Mr. Maschmeyer was the Senior Sales and Marketing Executive at Gillette Canada. From 1998-2002, Mr. Maschmeyer served as General Manager at Tribar Industries Inc., a leading radar and LED indoor/outdoor advertising sign manufacturer and outdoor advertising company. And since 1997, Mr. Maschmeyer has owned and managed RGB Outdoor, a private LED video advertising company. Mr. Maschmeyer received a Bachelor of Science and Bachelor of Arts from the University of Alberta in 1975.

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

Our board will consider candidates for director that are recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of our board of directors. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in serving on our board to Portlogic Systems Inc., 2 Toronto Street, Suite 422, Toronto, Ontario, Canada M5C 2B5, attention: Jueane Thiessen. All candidate referrals are reviewed by at least one current board member.

During the fiscal year ended May 31, 2014, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

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

Item 11.

Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2014, May 31, 2013, May 31, 2012, May 31, 2011, and May 31, 2010 for our Principal Executive Officers. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2014, 2013, 2012, 2011, and 2010

Name and Principal Position	Year ended May 31	Salary ($)	Total ($)
Joseph Putegnat, Principal Executive Officer	2014 2013	Nil 72,000	Nil 72,000
Jueane Thiessen, Principal Executive Officer (1)	2014 2013 2012 2011 2010	120,000 78,000 36,000 36,000 36,000	120,000 78,000 36,000 36,000 36,000
Rafik Jallad, Principal Executive Officer	2012 2011	4,000 20,000	4,000 20,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007 until August 1, 2010. Then again from August 1, 2011 until June 30, 2012. And currently since February 19, 2014.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2014, we have not issued equity awards to our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2014, no compensation was paid to our directors.

During the fiscal year ended May 31, 2013, no compensation was paid to our directors.

During the fiscal year ended May 31, 2012, we paid two of our directors as follows for serving on our board of directors:

Name	Year ended May 31,	Cash Compensation ($)	Common Stock
Donald Gilpin	2012	$ 5,000	30,000
Bruce Maschmeyer	2012	$ 5,000	30,000

Prior to the above, no compensation has been paid to our directors for any of the last five fiscal years.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 10, 2014, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of

Amount and Nature

Percent of

Title of Class

Beneficial Owner

of Beneficial Owner

Class (1)

Common

Jueane Thiessen

7,500,000

3.63%

503-23 Brant Street,

Direct Ownership

Toronto, Ontario,

Canada, L7G 2H2

Common

Management as a

7,500,000

3.63%

group including all

Direct Ownership

executive officers

and directors (1 Person)

Common

Fern Fair

108,000,000

52.3%

Box 185, Hythe, Alberta,

Direct Ownership

Canada, T0H 2C0

Common

JOYN Internet Communities Inc.

13,440,000

6.5%

54 Walpole Avenue, Toronto,

Direct Ownership

Ontario, Canada, M4L 2H9

________________

(1)

Based on 206,551,422 shares outstanding as of September 10, 2014 and reflects the 3:1 forward stock split effective March 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2014, we had no equity securities authorized for issuance.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2012, we entered into an Independent Contractor Agreement with Joseph Putegnat under which compensation of $12,000 per month was to be paid to perform services as our Chief Executive Officer for a period of six months. Mr. Putegnat resigned on February 19, 2014 as our Chief Executive Officer and President.

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

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. Ms. Thiessen served as our acting President again from August 1, 2011 to June 30, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. Since February 19, 2014, Ms. Thiessen has served as our acting Chief Executive Officer and President.

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

DIRECTOR INDEPENDENCE

As of September 10, 2014, the following individuals each served as a director on our Board:

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

AUDIT FEES

2013:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2013 totaled $20,900.

2014:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2014 have not been billed as of September 10, 2014 but we estimate that they will be approximately $8,200. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2013 were $12,900. Therefore the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for fiscal year ended May 31, 2014 total $21,100.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2014, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

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

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•

Report of Independent Registered Certified Public Accounting Firm

•

Consolidated Balance Sheets as of May 31, 2014 and 2013

•

Consolidated Statements of Operations for the years ended May 31, 2014 and 2013

•

Consolidated Statements of Changes in Stockholders’ Deficiency from June 22, 2004 (inception) to May 31, 2014

•

Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013

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

10.3

Promissory Note issued by Joseph Putegnat issued to Portlogic Systems Inc. dated March 10, 2014 (included as Exhibit 10.1 to the Form 8-K filed March 10, 2014 and incorporated herein by reference).

17.1

Resignation of Joseph Putegnat, dated February 19, 2014 (included as Exhibit 17.1 to the Form 8-K filed February 20, 2014 and incorporated herein by reference).

21.1

Subsidiaries of the Registrant (filed herewith).

23.1

Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2014 and 2013 (filed herewith).

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

September 10, 2014