Form 10-Q
period 2014-08-31
Portlogic Systems Inc.
filed 2014-10-20
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of October 20, 2014, the registrant had 206,551,422 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2014

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

Item 1. Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 AUGUST 31, 2014 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of August 31, 2014 and May 31, 2014	5

Unaudited Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2014 and August 31, 2013	6

Unaudited Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2014 and August 31, 2013	7

Notes to Unaudited Interim Consolidated Financial Statements	8-15

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 31, 2014 AND MAY 31, 2014
(Amounts expressed in US Dollars)
	August 31, 2014	May 31, 2014
ASSETS	$	$
Current
Cash and cash equivalents	145	4,011
Loan receivable, net of allowance for doubtful accounts of $0 at August 31, 2014 and May 31, 2014	7,850	7,850
Accounts receivable	155,536	59,651
Prepaid expenses and deposits	6,255	6,255
	169,786	77,767

TOTAL ASSETS	169,786	77,767

LIABILITIES
Current
Accounts payable and accrued liabilities	492,938	404,726
Short term loans	23,025	23,025
New convertible loan	636,546	636,546
Shareholder loan	19,000	19,000
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	1,181,059	1,092,847

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at August 31, 2014 and May 31, 2014	0	0
Common stock; $0.001 par value; 225,000,000 shares authorized; 206,551,422* issued and outstanding at August 31, 2014 and May 31, 2014	206,551	206,551
Additional paid in capital	190,749	190,749
Accumulated deficit	(1,408,573)	(1,412,380)
	(1,011,273)	(1,015,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	169,786	77,767

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(Amounts expressed in US Dollars)
	For the Three Months	For the Three Months
	ended	ended
	August 31, 2014	August 31, 2013
	$	$
Gross margin
Revenue	122,768	562,611
Cost of goods sold	106,946	559,529
	15,822	3,082

Expenses
Selling and administrative	12,015	47,720
Depreciation	-	116
	12,015	47,836

Net income (loss) for the period	3,807	(44,754)

Net loss per share for the period
Basic and fully diluted	0.0000	(0.0002)
Weighted average number of shares outstanding
Basic and fully diluted	*206,551,422	*206,551,422

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013
(Amounts expressed in US Dollars)
	For the three months ended August 31, 2014	For the three months ended August 31, 2013
	$	$
Cash Flows from Operating Activities
Net Income (Loss)	3,807	(44,754)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	0	116
Changes in operating assets and liabilities
Increase in accounts and other receivables	(95,885)	(2,212)
Increase (decrease) in accounts payable and accrued liabilities	88,212	38,042
Cash flows used in operating activities	(3,866)	(8,808)

Cash Flows from Investing Activities
Purchase of equipment	0	0
Cash flows used in investing activities	0	0

Cash Flows from Financing Activities
Payment towards shareholder loan	0	4,351
Proceeds from issuance of other loan	0	2,500
Cash flows provided by financing activities	0	6,851
Increase (decrease) in cash and cash equivalents	(3,866)	(1,957)
Cash and cash equivalents, beginning of period	4,011	2,270
Cash and cash equivalents, end of period	145	313

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2014.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2014, the Company utilized $3,866 (August 31, 2013 - $8,808) of cash in operations. At August 31, 2014, the Company reported a deficit of $1,408,573 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of August 31, 2014 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2014, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the three month period ended August 31, 2014 (August 31, 2013 - $Nil).

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the three month period ended August 31, 2014 (August 31, 2013 - loss of $9).

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Financial Instruments and Risk Concentrations (cont’d)

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)

NOTE 4. FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$145	$-	-	$145
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loan	-	-	$636,546	$636,546
Shareholder loan	-	-	$19,000	$19,000
Other loan	-	-	$2,550	$2,550
Convertible loan	-	-	$7,000	$7,000

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2014	May 31, 2014
	$	$
Cost of goods sold & Telecom	107,324	26,953
Audit and review	16,000	14,800
Bookkeeping and accounting	166,512	165,312
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	6,432	6,040
Interest payable	111,670	106,621
	492,938	404,726

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of August 31, 2014 (May 31, 2014 - $23,025).

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOAN

On December 31, 2013, the Board of Directors approved to amend existing Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock at $0.001 per share. In addition to the loan amounts assigned over, the Company borrowed $45,000 on December 3, 2013. Therefore in aggregate, the total balance payable on this convertible loan is $636,546 as of August 31, 2014 (May 31, 2014 - $636,546).

NOTE 8. SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of August 31, 2014 is $19,000 (May 31, 2014 - $19,000).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

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

Interest expense on the above loans has been calculated to August 31, 2014 and amounted to $5,049 for the three months ended August 31, 2014 (August 31, 2013 - $8,659) and is included in selling and administrative expense. As at August 31, 2014, accrued interest of $111,670 (May 31, 2014 - $106,621) is included in accounts payable and accrued liabilities.

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)

NOTE 10. STOCK TRANSACTIONS ** (cont’d)

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

As of August 31, 2014, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 11. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of August 31, 2014 and May 31, 2014: *

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,551,422* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012

NOTE 12. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at August 31, 2014, $7,850 remains receivable from UOMO (May 31, 2014 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived the compensation for the final month of the term. Until the Company begins earning profits, the officer will accrue $1,200 per quarter to provide services. Therefore the related service fee for the three months ended August 31, 2014 amounted to $1,200 (August 31, 2014 - $30,000).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

(Amounts expressed in US Dollars)

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2014 up through the date these financial statements were available for issuance. During this period, the Company did not have any material recognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2014 to the same period in 2013. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2014.

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

We offer enterprise mobile marketing applications solutions, kiosk hardware and software products. Our 6 divisions are as follows:

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2014.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2014, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the three month period ended August 31, 2014 (August 31, 2013 - loss of $9).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013

REVENUE

For the three months ended August 31, 2014, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the three months ended August 31, 2013, we recognized $562,611 in revenue. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the three months ended August 31, 2014. We incurred $559,529 in cost of goods sold for the three months ended August 31, 2013.

EXPENSES

During the three months ended August 31, 2014, we incurred total expenses of $12,015 comprised of selling and administrative expense. During the three months ended August 31, 2013, we incurred total expenses of $47,836 comprised of selling and administrative expense of $47,720 and depreciation of $116. Higher expenses for the three month period ended August 31, 2013 resulted almost entirely to the higher accounting expense of $30,000 vs. $1,200 in the three month period ended August 31, 2014 due to the end of the Chief Financial Officer’s consulting agreement. As well, interest expense was higher in the prior three month period ended August 31, 2013 coming in at $8,659 vs. $5,049 due to refinancing of loans in the current three month period ended August 31, 2014.

NET INCOME/LOSS

During the three months ended August 31, 2014, we incurred net income of $3,807 compared with a net loss of $44,754 for the three months ended August 31, 2013. The achievement of net income was due to the combination of higher net profit from our telecommunications operations and much lower accounting expense in the current period ended August 31, 2014 vs. the prior period.

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

As of August 31, 2014, we had cash and cash equivalents of $145. We had total current assets of $169,786.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $145 that we had available as of August 31, 2014, we will need to raise additional funds during the next nine months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2014, our total assets were $169,786, our total liabilities were $1,181,059, and stockholders’ deficiency was $1,011,273.

SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after August 31, 2014 up through the date these financial statements were available for issuance. During this period, we did not have any material recognizable subsequent events.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have a short operating history and have not been profitable since our incorporation in June 2004. Even if we obtain future revenues sufficient to expand operations, increased operational or marketing expenses could adversely affect our liquidity. The limited extent of our assets and revenues, and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. We have no significant assets or financial resources. Our lack of operating history makes it very difficult for you to make an investment decision. We may never become profitable. You may lose your entire investment. This is the first quarter we have turned a small Net Income.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next nine months ending May 31, 2015 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next nine months ending May 31, 2015. We will need to continue to raise additional funds to fully fund our operations for the next nine month period beginning September 1, 2014. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

10.1	Independent Contractor Agreement between Portlogic Systems Inc. and Jueane Thiessen, dated June 30, 2012 (included as Exhibit 10.1 to the Form 8-K filed July 5, 2012 and incorporated herein by reference).

10.2	Promissory Note issued by Joseph Putegnat issued to Portlogic Systems Inc. dated March 10, 2014 (included as Exhibit 10.1 to the Form 8-K filed March 10, 2014 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer, Principal
Accounting Officer and Treasurer

Date	October 20, 2014

