Form 10-Q
period 2015-02-28
Portlogic Systems Inc.
filed 2015-04-14
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

As of April 14, 2015, the registrant had 275,402 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the nine months ended February 28, 2015

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of February 28, 2015 and May 31, 2014	5

Unaudited Interim Consolidated Statements of Operations for the Nine Months Ended February 28, 2015 and February 28, 2014	6

Unaudited Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2015 and February 28, 2014	7

Notes to Unaudited Interim Consolidated Financial Statements	8-15

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2015 AND MAY 31, 2014
(Amounts expressed in US Dollars)

	Feb 28, 2015	May 31, 2014
ASSETS	$	$
Current
Cash and cash equivalents	5,071	4,011
Loan receivable, net of allowance for doubtful accounts of $0 at February 28, 2015 and May 31, 2014	7,850	7,850
Accounts receivable	48,212	59,651
Prepaid expenses and deposits	6,255	6,255
	67,388	77,767

TOTAL ASSETS	67,388	77,767

LIABILITIES
Current
Accounts payable and accrued liabilities	380,123	404,726
Short term loans	23,025	23,025
New convertible loans	662,936	636,546
Shareholder loan	33,435	19,000
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	1,109,069	1,092,847

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized;
0 issued and outstanding at February 28, 2015 and May 31, 2014	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized;
206,551,422* issued and outstanding at February 28, 2015 and May 31, 2014	206,551	206,551
Additional paid in capital	190,749	190,749
Accumulated deficit	(1,438,981)	(1,412,380)
	(1,041,681)	(1,015,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	67,388	77,767

* Common stock figures reflect the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis but does not reflect the 1:750 reverse common stock split effective March 16, 2015.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(Amounts expressed in US Dollars)

	For the Nine Months		For the Three Months
	Ended February 28		Ended February 28
	2015	2014	2015	2014
	$	$	$	$
Gross Margin (Loss)
Revenue	122,768	639,881	-	36,653
Cost of goods sold	106,946	642,758	-	39,559
	15,822	(2,877)	-	(2,906)

Expenses
Selling and administrative	42,423	139,973	16,344	44,378
Depreciation	-	265	-	74
	42,423	140,238	16,344	44,452

Net Loss for the period	(26,601)	(143,115)	(16,344)	(47,358)

Net Loss per share for the period
Basic and fully diluted	(0.0001)	(0.0007)	(0.0001)	(0.0002)

Weighted average number of shares outstanding
Basic and fully diluted	206,551,442 *	206,551,442 *	206,551,442 *	206,551,442 *

* Reflects the 3:1 forward common stock split effective March 30, 2012 on a retroactive basis but does not reflect the 1:750 reverse common stock split effective March 16, 2015

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND 2014
(Amounts expressed in US Dollars)

	For the nine months ended Feb 28, 2015	For the nine months ended Feb 28, 2014
	$	$
Cash Flows from Operating Activities
Net Loss	(26,601)	(143,115)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	-	265
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	11,439	(11,358)
Increase (decrease) in accounts payable and accrued liabilities	(24,603)	95,912
Cash flows used in operating activities	(39,765)	(58,296)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of short term loans		23,025
Assignment of notes payable		(391,486)
Assignment of new loan		(200,060)
Proceeds from new convertible loans	26,390	636,546
Proceeds from/payments toward shareholder loan	14,435	(2,436)
Proceeds from issuance of other loan	-	2,500
Cash flows provided by financing activities	40,825	68,089
Increase (decrease) in cash and cash equivalents	1,060	9,793
Cash and cash equivalents, beginning of period	4,011	2,270
Cash and cash equivalents, end of period	5,071	12,063

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

The Company has incurred losses from inception and, during the nine month period ended February 28, 2015, the Company utilized $39,765 (February 28, 2014 - $58,296) of cash in operations. At February 28, 2015, the Company reported a deficit of $1,438,981 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of February 28, 2015 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2015, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the nine month period ended February 28, 2015 (February 28, 2014 - $768).

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

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the nine month period ended February 28, 2015 (February 28, 2014 - loss of $31).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the nine month periods ended February 28, 2015 and February 28, 2014. As such, net loss is equivalent to total comprehensive loss.

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

FEBRUARY 28, 2015

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

NOTE 4. FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$5,071	$-	-	$5,071
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loans	-	-	$662,936	$662,936
Shareholder loan	-	-	$33,435	$33,435
Other loan	-	-	$2,550	$2,550
Convertible loan	-	-	$7,000	$7,000

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 28, 2015	May 31, 2014
	$	$
Cost of goods sold & Telecom	-	26,953
Audit and review	12,400	14,800
Bookkeeping and accounting	159,112	165,312
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	1,713	6,040
Interest payable	121,898	106,621
	380,123	404,726

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of February 28, 2015 (May 31, 2014 - $23,025).

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS

On December 31, 2013, the Board of Directors approved to amend existing Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock at $0.001 per share. In addition to the loan amounts assigned over, the Company borrowed $45,000 on December 3, 2013. Therefore in aggregate, the total balance payable on this convertible loan is $636,546 as of February 28, 2015 (May 31, 2014 - $636,546).

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from a third party to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. Therefore the total balance payable on this convertible loan is $16,590 as of February 28, 2015.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On October 16, 2014, the Company borrowed $9,800, structured as a convertible loan, from a different third party to help meet cash flow needs for operations. The total balance payable on this convertible loan is $9,800 as of February 28, 2015.

Therefore total convertible loans as of February 28, 2015 is $662,936 (May 31, 2014 - $636,546)

NOTE 8. SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of February 28, 2015 is $33,435 (May 31, 2014 - $19,000).

NOTE 9. CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2012 and carried interest at a rate of 10% per annum. The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2015. This convertible debenture has not been repaid and is due on March 10, 2016.

Interest expense on all the above loans of the Company has been calculated to February 28, 2015 and amounted to $15,277 for the nine months ended February 28, 2015 (February 28, 2014 - $23,703) and is included in selling and administrative expense. As at February 28, 2015, accrued interest of $121,898 (May 31, 2014 - $106,621) is included in accounts payable and accrued liabilities.

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

FEBRUARY 28, 2015

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

As of February 28, 2015, the Company had 206,551,422* share of common stock issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012 but does not reflect the 1:750 reverse common stock split effective March 16, 2015

NOTE 11. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of February 28, 2015 and May 31, 2014: *

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 206,551,422* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012 but does not reflect the 1:750 reverse common stock split effective March 16, 2015

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

NOTE 12. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at February 28, 2015, $7,850 remains receivable from UOMO (May 31, 2014 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived the compensation for the final month of the term. Until the Company begins earning profits, the officer will accrue $1,200 per quarter to provide services. Therefore the related service fee for the nine months ended February 28, 2015 amounted to $3,600 (February 28, 2014 - $90,000).

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations.

NOTE 13. SUBSEQUENT EVENTS

On March 16, 2015, the Company effected a common stock reverse split 1:750. The principal effect of the reverse stock split will be that each 750 shares of common stock issued and outstanding will automatically be combined into and become one new share of common stock. In lieu of issuing fractional shares, the Company will round up each fractional share to the nearest whole post-split share. The reverse stock split will not change the terms of the Company’s common stock. After the reverse stock split, the par value of common stock will remain unchanged at $0.001 per share and shares of common stock will have the same voting and dividend rights and will be identical in all other respects to the common stock currently authorized. Each stockholder’s percentage ownership of the new common stock will not be altered except for the effect of eliminating fractional shares.

On March 30, 2015, the Company entered into a Debt Conversion Agreement with the Chief Executive Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 restricted common stock of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended February 28, 2015 to the same period in 2014. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 28, 2015.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 28, 2015, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the nine month period ended February 28, 2015 (February 28, 2014 - loss of $31).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

REVENUE

For the nine months ended February 28, 2015, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the nine months ended February 28, 2014, we recognized $639,881 in revenue. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the nine months ended February 28, 2015. We incurred $642,758 in cost of goods sold for the nine months ended February 28, 2014.

EXPENSES

During the nine months ended February 28, 2015, we incurred total expenses of $42,423 comprised of selling and administrative expense. During the nine months ended February 28, 2014, we incurred total expenses of $140,238 comprised of selling and administrative expense of $139,973 and depreciation of $265. Higher expenses for the nine month period ended February 28, 2014 resulted almost entirely to the higher accounting expense of $90,000 vs. $3,600 in the nine month period ended February 28, 2015 due to the end of the Chief Financial Officer’s consulting agreement. As well, interest expense was higher in the prior nine month period ended February 28, 2014 coming in at $23,703 vs. $15,277 due to refinancing of loans in the current nine month period ended February 28, 2015.

NET INCOME/LOSS

During the nine months ended February 28, 2015, we incurred net loss of $10,257 compared with a net loss of $95,756 for the nine months ended February 28, 2014. The combination of higher net profit from our telecommunications operations, even with decreased activity, and much lower accounting expense in the current period ended February 28, 2015 vs. the prior period resulted in the lower net loss in the current period.

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

As of February 28, 2015, we had cash and cash equivalents of $5,071. We had total current assets of $67,388.

We anticipate that we will require $350,000 in total, over the next three months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next three months. If we generate no cash revenues other than the $5,071 that we had available as of February 28, 2015, we will need to raise additional funds during the next three months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 28, 2015, our total assets were $67,388, our total liabilities were $1,109,069 and stockholders’ deficiency was $1,041,681.

SUBSEQUENT EVENTS

On March 16, 2015, we effected a common stock reverse split 1:750. The principal effect of the reverse stock split will be that each 750 shares of common stock issued and outstanding will automatically be combined into and become one new share of common stock. In lieu of issuing fractional shares, we will round up each fractional share to the nearest whole post-split share. The reverse stock split will not change the terms of our common stock. After the reverse stock split, the par value of our common stock will remain unchanged at $0.001 per share and shares of common stock will have the same voting and dividend rights and will be identical in all other respects to the common stock currently authorized. Each stockholder’s percentage ownership of the new common stock will not be altered except for the effect of eliminating fractional shares.

On March 30, 2015, we entered into a Debt Conversion Agreement with the Chief Executive Officer whereby $150,000 of Accounts Payable owed by us to the officer was converted to 30,000,000 restricted common stock of the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 28, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next three months ending May 31, 2015 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next three months ending May 31, 2015. We will need to continue to raise additional funds to fully fund our operations for the next three month period beginning March 1, 2015. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

During the third quarter of our fiscal year ended May 31, 2015, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
No.	Identification of Exhibit

3.1	Certificate of Change – Nevada Secretary of State, dated March 12, 2015 (included as Exhibit 3.1 to the Form 8-K filed March 18, 2015 and incorporated herein by reference).

5.7	Submission of Matters to a Vote of Security Holders, dated February 18, 2015 (included as Form 8-K filed February 23, 2015 and incorporated herein by reference).

10.1	Debt Conversion Agreement between Portlogic Systems Inc. and Jueane Thiessen, dated March 30, 2015 (included as Exhibit 10.1 to the Form 8-K filed March 31, 2015 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer, Principal
Accounting Officer and Treasurer

Date	April 14, 2015