Form 10-K
period 2015-05-31
Portlogic Systems Inc.
filed 2015-09-15
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-151434

PORTLOGIC SYSTEMS INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-2000407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Toronto Street, Suite 209, Toronto, Ontario, Canada	M5C 2B5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (647) 847-8350

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  No ☒

As of September 15, 2015, the registrant had 33,525,784 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2015

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

PART I

ITEM 1. Business

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008. The address of our principal executive office is 2 Toronto Street, Suite 209, Toronto, Ontario, Canada M5C 2B5. Our telephone number is (647) 847-8350. Our website address is www.portlogicsystems.com. We have a financial year end of May 31.

We have not been profitable since our inception. We have no significant assets or financial resources. The limited extent of our assets and revenues and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2015 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot continue to obtain additional financing, we may cease to exist.

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

All of our revenues for the year ended May 31, 2015 were telecom customers which was our main focus. We do not have any customers for our mobile application solutions yet. We did not earn any revenue for our social networking software solutions for the year ended May 31, 2015.

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

We believe that the principal competitive factors in our industry are:

●	value of the products and services provided compared to their price;

●	quality of the products and services;

●	capability to generate revenues by producing add-on products and services to existing customers;

●	reputation for services provided to past customers;

●	brand recognition and size of the firm;

●	ability to provide complete, integrated solutions;

●	speed of development and implementation of solutions;

●	effectiveness of sales and marketing efforts; and

●	financial stability.

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

INTELLECTUAL PROPERTY

As of May 31, 2015, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

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

EMPLOYEES AND CONTRACTORS

As of May 31, 2015 we had one employee, consisting of our officer, Jueane Thiessen. Ms. Thiessen is our Chief Financial Officer, Treasurer, and Secretary and acting Chief Executive Officer and President. Mr. Joseph Putegnat was our Chief Executive Officer and President until February 19, 2014, at which point he resigned. The resignation was not a result of any disagreement with the Company and Mr. Putegnat continues to assist as we transition. We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

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

ITEM 1A. Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2015 and May 31, 2014, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot continue to obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the years ended May 31, 2015 and 2014 reflect a cumulative net loss of $1,452,030. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor’s report for the year ended May 31, 2015 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

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

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, and acting Chief Executive Officer and President, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. Our prior Chief Executive Officer and President, Joseph Putegnat performed most of our management functions, and also oversaw our sales activities. On February 19, 2014, Mr. Putegnat resigned. The resignation was not a result of any disagreement with the Company and Mr. Putegnat has continued to assist us as we transition. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2016 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next twelve months ending May 31, 2016. We will need to continue to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2015. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

One of our shareholders and our sole director, Jueane Thiessen, controls 89.5% of our shares of common stock as of September 15, 2015, and she may not vote her shares in a manner that benefits minority shareholders.

One of our shareholders and our sole director, Jueane Thiessen, owns a significant percentage of our voting stock. As a result, Ms. Thiessen is able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control and may make some transactions more difficult or impossible to complete without the support of Ms. Thiessen. In addition, Ms. Thiessen may not have an interest in fully promoting the sale of our common stock if such sales would reduce the opportunity for her to sell her own shares at any time in the future.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that our stockholders may not be able to sell their shares at or above the price that they paid for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2014 and through May 31, 2015, our common stock was sold and purchased at prices that ranged from a high of $5.99 to a low of $0.01 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price that our stockholders pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	Variations in our quarterly operating results;

●	Development of a market in general for our products and services;

●	Changes in market valuations of similar companies;

●	Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	Loss of a major customer or failure to complete significant transactions;

●	Additions or departures of key personnel; and

●	Fluctuations in stock market price and volume.

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

Item 2. Properties

Our business operations are conducted from our principal executive offices at 2 Toronto Street, Suite 209, Toronto, Ontario, Canada M5C 2B5. Because our business model currently relies on retaining diverse contractors to help us develop our products and perform our operations, we believe that we can accommodate growth with little or no requirements for additional capital for infrastructure.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended May 31, 2015, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC under the symbol "PGSY" Our stock was not actively traded until March 1, 2010.

The following table sets forth, for the quarterly periods indicated, the range of high and low bid prices of our common stock as reported on the OTC in the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

For the Fiscal Year Ended May 31, 2015	High		Low
Quarter ended May 31, 2015	$2.24	*	$0.01	*
Quarter ended February 28, 2015	$5.99	*	$1.50	*
Quarter ended November 30, 2014	$3.74	*	$1.50	*
Quarter ended August 31, 2014	$4.49	*	$2.99	*

For the Fiscal Year Ended May 31, 2014
Quarter ended May 31, 2014	$11.22	*	$3.74	*
Quarter ended February 28, 2014	$14.96	*	$5.99	*
Quarter ended November 30, 2013	$52.37	*	$3.74	*
Quarter ended August 31, 2013	$22.44	*	$6.73	*

* close price adjusted for dividends and splits

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

On March 16, 2015, we effected a 1:750 common stock split for shareholders on record as of February 18, 2015.

HOLDERS

As of May 31, 2015, we had approximately 30 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the year ended May 31, 2015 to the same period in 2014. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2015. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2015, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the year end May 31, 2015 (May 31, 2014 – loss of $37).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2015 and MAY 31, 2014

REVENUE

For the year ended May 31, 2015, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the year ended May 31, 2014, we recognized $809,383 in revenue. We have not yet begun to generate revenues from our mobile marketing offerings.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the year ended May 31, 2015. We incurred $781,209 in cost of goods sold for the year ended May 31, 2014.

EXPENSES

During the year ended May 31, 2015, we incurred total expenses of $55,472 comprised of selling and administrative expense. During the year ended May 31, 2014, we incurred total expenses of $187,317 comprised of selling and administrative expense of $187,003 and depreciation of $314. Higher expenses for the prior year ended May 31, 2014 resulted almost entirely to the higher accounting expense of $120,000 vs. $6,100 in the year ended May 31, 2015 due to the end of the Chief Financial Officer’s consulting agreement. As well, interest expense was higher in the prior year ended May 31, 2014 coming in at $28,719 vs. $15,848 due to refinancing of loans in the current year ended May 31, 2015.

NET INCOME/LOSS

During the year ended May 31, 2015, we incurred net loss of $39,650 compared with a net loss of $159,143 for the year ended May 31, 2014. The combination of higher net profit from our telecommunications operations, even with decreased activity, and much lower accounting expense in the current period ended May 31, 2015 vs. the prior period resulted in the lower net loss in the current period.

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

As of May 31, 2015, we had cash and cash equivalents of $1,156. We had total current assets of $63,473.

We anticipate that we will require $350,000 in total, over the next twelve months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next twelve months. If we generate no cash revenues other than the $1,156 that we had available as of May 31, 2015, we will need to raise additional funds. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2015, our total assets were $63,473, our total liabilities were $1,118,203, and stockholders’ deficiency was $1,054,730.

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

Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Consolidated Balance Sheets as of May 31, 2015 and May 31, 2014	21

Consolidated Statements of Operations for the Years ended May 31, 2015 and May 31, 2014	22

Consolidated Statement of Changes in Stockholders’ Deficiency from June 22, 2004 (Inception) to May 31, 2015	23-24

Consolidated Statements of Cash Flows for the Years ended May 31, 2015 and 2014	25

Notes to Consolidated Financial Statements	26-34

PORTLOGIC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2015 AND MAY 31, 2014

(Amounts expressed in US Dollars)

	May 31, 2015	May 31, 2014
	$	$
ASSETS
Current
Cash and cash equivalents	1,156	4,011
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2015 and May 31, 2014	7,850	7,850
Accounts receivable	48,212	59,651
Prepaid expenses and deposits	6,255	6,255
	63,473	77,767

TOTAL ASSETS	63,473	77,767

LIABILITIES
Current
Accounts payable and accrued liabilities	236,620	404,726
Short term loans	23,025	23,025
New convertible loans	812,936	636,546
Shareholder loan	36,072	19,000
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	1,118,203	1,092,847

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at May 31, 2015 and May 31, 2014	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized; 275,784* issued and outstanding at May 31, 2015 and May 31, 2014	275	275
Additional paid in capital	397,025	397,025
Accumulated deficit	(1,452,030)	(1,412,380)
	(1,054,730)	(1,015,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	63,473	77,767

* Common stock figures reflect the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

	For the Year	For the Year
	ended	ended
	May 31, 2015	May 31, 2014
	$	$
Gross margin
Revenue	122,768	809,383
Cost of goods sold	106,946	781,209
	15,822	28,174

Expenses
Selling and administrative	55,472	187,003
Depreciation	-	314
	55,472	187,317

Net loss for the period	(39,650)	(159,143)

Net loss per share for the period
Basic and fully diluted	(0.14)	(0.58)

Weighted average number of shares outstanding
Basic and fully diluted	*275,784	*275,784

* Reflects the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2015

(Amounts Expressed in US Dollars)

				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stage	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	23,605	23	2,927	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	800	1	199	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	12,000	12	2,988	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	36,405	36	6,114	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	202,200	202	50,348	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	10,000	10	2,490	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	17,920	18	111,982	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	240	-	1,500	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,920	2	11,998	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	268,685	268	184,432	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	250	-	1,500	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	82	-	500	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	250	1	1,499	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	1,068	1	19,999	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	820	1	19,999	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	4,318	4	149,496	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2015 (cont’d)

(Amounts Expressed in US Dollars)

				Deficit
	Common Stock *	Common Stock Amount	Additional Paid in Capital	Accumulated During Development Stag	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	275,473	275	377,425	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	231	-	10,000	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	275,704	275	387,425	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	275,704	275	387,425	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	275,704	275	387,425	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	275,704	275	387,425	(827,819)	-	(440,119)
Issuance of restricted stock for services	80	-	9,600	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	275,784	275	397,025	(957,279)	(8,800)	(568,779)
Amortization of stock-based compensation for stockholders	-	-	-	-	8,800	8,800
Net loss for the year	-	-	-	(295,958)	-	(295,958)
Balance as of May 31, 2013	275,784	275	397,025	(1,253,237)	-	(855,937)
Net loss for the year	-	-	-	(159,143)	-	(159,143)
Balance as of May 31, 2014	275,784	275	397,025	(1,412,380)	-	(1,015,080)
Net loss for the year	-	-	-	(39,650)	-	(39,650)
Balance as of May 31, 2015	275,784	275	397,025	(1,452,030)	-	(1,054,730)

* The figure in Common Stock reflects the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

	For the Year ended May 31, 2015	For the Year ended May 31, 2014
	$	$
Cash Flows from Operating Activities
Net Loss	(39,650)	(159,143)
Adjustments made to reconcile net loss to net cash from operating activities
Depreciation of equipment	-	314
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	11,439	(8,718)
Increase (decrease) in accounts payable and accrued liabilities	(168,106)	102,345
Cash flows used in operating activities	(196,317)	(65,202)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of short term loans		23,025
Assignment of notes payable		(391,486)
Assignment of new loan		(200,060)
Proceeds from new convertible loans	176,390	636,546
Proceeds from/payments toward shareholder loan	17,072	(3,632)
Proceeds from issuance of other loan	-	2,550
Cash flows provided by financing activities	193,462	66,943
Increase (decrease) in cash and cash equivalents	(2,855)	1,741
Cash and cash equivalents, beginning of period	4,011	2,270
Cash and cash equivalents, end of period	1,156	4,011

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

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

The Company has incurred losses from inception and, during the year ended May 31, 2015, the Company utilized $196,317 (May 31, 2014 - $65,202) of cash in operations. At May 31, 2015, the Company reported a deficit of $1,452,030 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

MAY 31, 2015 AND 2014

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2015, cash equivalents amounted to $Nil (May 31, 2014 - $Nil).

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $Nil for the year ended May 31, 2015 (May 31, 2014 - $768), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the year end May 31, 2015 (May 31, 2014 – loss of $37).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the years ended May 31, 2015 and 2014. As such, net loss is equivalent to total comprehensive loss.

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

MAY 31, 2015 AND 2014

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

NOTE 4. FAIR VALUE MEASUREMENTS (cont’d)

	Assets/Liabilities
Fair Value Measurements Using	Level 1	Level 2	Level 3	At Fair Value
Asset
Cash and cash equivalents	$1,156	$-	-	$1,156
Loan receivable	-		$7,850	$7,850
Liability
Short term loans	-		$23,025	$23,025
New convertible loan			$812,936	$812,936
Shareholder loan	-		$36,072	$36,072
Other loan			$2,550	$2,550
Convertible loan	-		$7,000	$7,000

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2015	May 31, 2014
	$	$
Cost of goods sold & Telecom	-	26,953
Audit and review	20,400	14,800
Bookkeeping and accounting *	11,612	165,312
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	(2,861)	6,040
Interest payable	122,469	106,621
	236,620	404,726

* On March 30, 2015, the Company entered into a debt conversion agreement with the Chief Financial Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 shares of restricted common stock in full satisfaction of the $150,000 amount owed.

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of May 31, 2015 (May 31, 2014 - $23,025).

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS

On October 11, 2012, the Company entered into a convertible loan agreement with Bedford International Ltd. for $25,000 which was received on October 4, 2012 to meet cash flow needs for operations. On January 12, 2014, the Company received notice that this convertible loan was assigned to Haynes Gallo Wealth Management Ltd. by Bedford International. On May 8, 2015, the Company agreed to settle the convertible note in full by issuing 1,250,000 share of common stock to Haynes Gallo Wealth Management at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On December 31, 2013, the Board of Directors approved to amend an existing $636,546 in Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock. $70,000 of the Notes Payable were loaned by separate third parties and therefore reclassed. Therefore, the total balance payable on this convertible loan is restated as $566,546 as of May 31, 2015 (May 31, 2014 - $636,546).

On December 3, 2013, the Company borrowed $45,000, structured as a convertible loan, from KJV Property Group LLC to help meet cash flow needs for operations. On March 26, 2015, $20,000 of this loan was assigned to Fenwood Capital LLC. On May 5, 2015, $20,000 of this loan was elected to be converted into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015. As of May 31, 2015, there is a balance remaining of $5,000 payable on this convertible loan. Interest accrued on the $40,000 prior loaned amounts has been written off. On October 16, 2014, the Company borrowed a further $9,800 from KJV Property. The total balance payable on this convertible loan is $9,800 as of May 31, 2015. On May 1, 2015, the Company entered into a Convertible Drawdown Loan Agreement with KJV Property, in consideration of a drawdown loan up to $100,000 for funds advanced over a term of two years. Interest payable on the principal amount shall accrue at a fixed rate equal to the prime interest rate plus 2%.

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from Fenwood Capital LLC to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. As of May 31, 2015, the total balance payable on this convertible loan is $16,590.

On March 26, 2015, a convertible loan for $20,000 was assigned to Fenwood Capital by another party. On May 5, 2015, Fenwood Capital elected to convert the loan into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

Interest expense on all the above loans of the Company has been corrected and calculated to May 31, 2015 and amounted to $15,848 for the year ended May 31, 2015 (May 31, 2014 - $28,719) and is included in selling and administrative expense. As at May 31, 2015, accrued interest of $122,469 (May 31, 2014 - $106,621) is included in accounts payable and accrued liabilities.

NOTE 8. DEBT CONVERSION AGREEMENT

On March 30, 2015, the Company entered into a debt conversion agreement with the Chief Executive and Financial Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 shares of restricted common stock in full satisfaction of the $150,000 amount owed. The restricted common stock was issued on June 22, 2015.

NOTE 9. SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of May 31, 2015 is $36,072 (May 31, 2014 - $19,000).

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

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

In January 2005, the Company issued a total of 23,605* shares of common stock to nine individuals for cash in the amount of $0.1250 per share for a total of $2,950.

On February 7, 2005, the Company issued a total of 800* shares of common stock to one individual for cash in the amount of $0.25 per share for a total of $200.

On May 26, 2005, the Company issued a total of 12,000* shares of common stock to one individual for cash in the amount of $0.25 per share for a total of $3,000.

In July 2005, the Company issued a total of 202,200* shares of common stock to nine individuals for cash in the amount of $0.25 per share for a total of $50,550.

On September 14, 2005, the Company issued a total of 10,000* shares of common stock to one director for cash in the amount of $0.25 per share for a total of $2,500.

On October 31, 2005, the Company issued a total of 17,920* shares of common stock in the amount of $6.25 per share for a total of $112,000, which was the fair value of the stock on date of issuance, in consideration for the purchase of source code software. A further $40,000 in cash was also paid as consideration for this asset purchase agreement.

In April 2006, the Company issued a total of 240* shares of common stock to three individuals for cash in the amount of $6.25 per share for a total of $1,500.

In May 2006, the Company issued a total of 1,920* shares of common stock to five individuals for cash in the amount of $6.25 per share for a total of $12,000.

In June 2006, the Company issued a total of 250* shares of common stock to three individuals for cash in the amount of $6.00 per share for a total of $1,500.

On July 22, 2006, the Company issued a total of 82* shares of common stock to one individual for cash in the amount of $6.09 per share for a total of $500.

On December 22, 2006, the Company issued a total of 250* shares of common stock to one individual for cash in the amount of $6.00 per share for a total of $1,500.

On February 22, 2007, the Company issued a total of 1,068* shares of common stock to one individual for cash in the amount of $18.72 per share for a total of $20,000.

In May 2007, the Company issued a total of 5,138* shares of common stock to three individuals for cash in the amount of $32.99 per share for a total of $169,500.

On January 10, 2008, the Company issued a total of 231* shares of common stock to one individuals for cash in the amount of $43.29 per share for a total of $10,000.

On April 11, 2012, the Company issued a total of 40* shares of common stock to a director in return for services. The market value of shares on the date of issuance was $120.00 per share.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

NOTE 11. STOCK TRANSACTIONS * (cont’d)

On April 11, 2012, the Company issued a total of 40* shares of common stock to another director in return for services. The market value of shares on the date of issuance was $120.00 per share.

As of May 31, 2015, the Company had 275,784* share of common stock issued and outstanding.

* After giving retroactive effect of 1:750 reverse common stock split effective March 16, 2015

NOTE 12. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2015 and May 31, 2014:

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding.

Common stock, $0.001 par value; 225,000,000 shares authorized and 275,784* shares issued and outstanding.

* After giving retroactive effect of 2:1 stock split effective January 20, 2010 and 3:1 forward common stock split effective March 30, 2012 and the 1:750 reverse common stock split effective March 16, 2015.

NOTE 13. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at May 31, 2015, $7,850 remains receivable from UOMO (May 31, 2014 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived compensation for the final month of the term. On March 30, 2015, the Company entered into a debt conversion agreement with the officer whereby $150,000 of Accounts Payable owed by the Company to the officer for past services was converted to 30,000,000 shares of restricted common stock. Until the Company begins earning profits, the officer will accrue $1,200 per quarter to provide services plus an additional $1,300 for the final quarter to engage year end services. Therefore, the related service fee for the year ended May 31, 2015 amounted to $6,100 (May 31, 2014 - $120,000).

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations. As of May 31, 2015, $150,000 remains payable by the former officer.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

(Amounts expressed in US Dollars)

NOTE 14. SUBSEQUENT EVENTS

On June 4, 2015, the Company borrowed $12,461 against the $100,000 drawdown loan available.

On June 22, 2015, pursuant to the Debt Conversion Agreement dated March 30, 2015, the Company issued 30,000,000 shares of restricted common stock to an officer of the Company in full satisfaction of $150,000 of Accounts Payable owed to the officer for past services.

On July 15, 2015, pursuant to the Conversion Notice dated May 5, 2015, the Company issued 1,000,000 shares of common stock to Fenwood Capital LLC.

On July 15, 2015, pursuant to the Conversion Notice dated May 5, 2015, the Company issued 1,000,000 shares of common stock to KJV Property Group LLC.

On July 15, 2015, pursuant to the Conversion Notice dated May 8, 2015, the Company issued 1,250,000 shares of common stock to Haynes Gallo Wealth Management Ltd.

On August 18, 2015, $10,000 was received from Fenwood Capital LLC as a private placement for 200,000 common shares at $0.05 per share. As of September 15, 2015, the shares have not been issued yet.

The Company evaluated all events or transactions that occurred after May 31, 2015 up through the date these financial statements were available for issuance. With the exception of the above, during this period, the Company did not have any other material recognizable subsequent events.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 30, 2010, our Audit Committee of the Board of Directors dismissed MSCM LLP (“MSCM”) as our independent registered public accounting firm. There were no disagreements with MSCM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference to the subject matter of the disagreement in its reports on our Company’s financial statements.

On December 31, 2010, our Audit Committee of the Board of Directors approved the engagement of George Stewart, CPA (“Stewart”) as our independent accountants for the fiscal year ending May 31, 2011 effective immediately and for fiscal years moving forward.

During our five most recent fiscal years, neither our Company nor anyone acting on our behalf consulted with Stewart regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements or (iii) any matter that was either a subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2015, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Jueane Thiessen	41	Director, President, Secretary, Treasurer	2004
Joseph Putegnat	56	Chief Executive Officer*	2012
Bruce Maschmeyer	64	Director **	2011
Donald Gilpin	66	Director ***	2011
Rafik Jallad	42	Chief Executive Officer ****	2010
Edvard Halupa	31	Director, Chief Technology Officer *****	2008

*	Mr. Putegnat resigned from office and our board of directors effective February 19, 2014.
**	Mr. Maschmeyer resigned from office effective December 5, 2012, the end of the term of his Agreement.
***	Mr. Gilpin resigned from office effective November 23, 2012, the end of the term of his Agreement.
****	Mr. Jallad resigned from office effective July 31, 2011, the end of the term of his Agreement.
*****	Mr. Halupa resigned from office and our board of directors, effective November 15, 2010.

BIOGRAPHIES OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Jueane Thiessen has served as our Treasurer since June 2004 and as a director since January 2005. Ms. Thiessen served as our President from June 2004 through February 2007 and again served as our President from November 30, 2007 until August 1, 2010. Ms. Thiessen served as acting President again from August 1, 2011 until June 30, 2012 and currently again since February 19, 2014. Ms. Thiessen has over 20 years of experience performing accounting and financial management services for accounting, property management, and marketing firms. Her experience includes serving as the Treasurer of Algorithmics Inc., a Toronto-based enterprise risk management firm, from November 2000 through May 2002. From May 2002 through January 2003, Ms. Thiessen was Assistant Controller to Mosaic Group Inc., a marketing consulting firm located in Toronto, Canada. From January 2003 until November 2006, she was Director of Finance of FUSE Marketing Group, a Toronto-based marketing consulting agency, and from November 2006 until April 2007 she served as Chief Financial Officer of the N5R Group of companies, a real estate marketing agency with operations in Canada and the United States. In addition to her work with us, Ms. Thiessen currently performs management work for UOMO Media, Inc., a publicly traded development-stage multi-channel entertainment company based in Toronto, Canada, where she was appointed as Chief Financial Officer and to the board of directors in October 2006. Ms. Thiessen is a Certified General Accountant of the Province of Ontario, Canada and a Certified Public Accountant. She devotes a minimum of 15 hours per week to activities relating to Portlogic Systems Inc. pursuant to her Independent Contractor Agreement with us.

Joseph Putegnat was appointed as Chief Executive Officer and President on July 1, 2012. Mr. Putegnat is an experienced telecommunications executive and entrepreneur with more than 20 years’ extensive career in the development of wholesale carrier sales; credited with several start-up ventures in addition to his tenures at major telecommunications companies. From 2010 through 2011, Mr. Putegnat was the founder and President of XcomIP, LLC. From 2007 to 2008 he was the founder and President of XchangeTel, Inc., an international long-distance wholesale carrier focused on the use of VoIP technologies. Mr. Putegnat founded and served as President and CEO of Jupiter Telecom, Inc., an international long-distance wholesale carrier also focused on the use of VoIP technologies in the early years of integration from 2003 to 2005. Prior to founding Jupiter Telecom, from 1996 to 2000, Mr. Putegnat was founder and President of LDExchange.com, Inc., a technology-oriented long-distance wholesale carrier, which he built to more than $80 million in annual revenues with 220 carriers connected to the network. In November 1998, he negotiated the sale of LDExchange.com to Micro General, Inc. (since acquired by Fidelity National Information Systems, NYSE: FNF) for approximately $38 million. From 1993 to 1995, Mr. Putegnat was a founder of San Diego-based telecom consulting firm I-Tel, where he provided strategic consulting to two major U.S. carriers, and helped to establish a route to China that grossed revenues of approximately $17 million per month. From 1986 to 1990, Mr. Putegnat served as a national account representative for U.S. Sprint, consistently ranking as one of the top sales representatives nationwide, and was a member of the President’s Club from 1986 to 1990. Mr. Putegnat attended University of Florida in 1977 and University of Central Florida in 1979. Mr. Putegnat resigned on February 19, 2014. The resignation was not a result of any disagreement with the Company and Mr. Putegnat continues to assist as we transition.

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

Our board will consider candidates for director that are recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of our board of directors. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in serving on our board to Portlogic Systems Inc., 2 Toronto Street, Suite 209, Toronto, Ontario, Canada M5C 2B5, attention: Jueane Thiessen. All candidate referrals are reviewed by at least one current board member.

During the fiscal year ended May 31, 2015, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of September 15, 2015, our board consists of one member and the board believes that all the directors must participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, as our board expands in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2015, May 31, 2014, May 31, 2013, May 31, 2012, and May 31, 2011 for our Principal Executive Officers. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2015, 2014, 2013, 2012, and 2011

Name and Principal Position	Year ended May 31	Salary ($)	Total ($)
Joseph Putegnat, Principal Executive Officer	2014 2013	Nil 72,000	Nil 72,000
Jueane Thiessen, Principal Executive Officer (1)	2015 2014 2013 2012 2011	6,100 120,000 78,000 36,000 36,000	6,100 120,000 78,000 36,000 36,000
Rafik Jallad, Principal Executive Officer	2012 2011	4,000 20,000	4,000 20,000

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

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our current Principal Executive Officer, Jueane Thiessen

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis to May 31, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. Ms. Thiessen waived compensation for the final month of the term. Until we begin earning profits, Ms. Thiessen will accrue $1,200 per quarter to provide services plus an additional $1,300 for the final quarter to engage year end services, until further notice.

Consulting Agreement with our prior Principal Executive Officer, Joseph Putegnat

On July 1, 2012, we entered into an Independent Contractor Agreement with Joseph Putegnat under which compensation of $12,000 per month was to be paid to perform services as our Chief Executive Officer for a period of six months. Mr. Putegnat resigned on February 19, 2014

Consulting Agreement with our prior Principal Executive Officer, Rafik Jallad

On August 1, 2010, we entered into an Independent Contractor Agreement with Rafik Jallad under which compensation of $2,000 per month was to be paid to perform services as our Chief Executive Officer for a period of one year. The Independent Contractor Agreement was not renewed.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2015, we have not issued equity awards to our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2015, no compensation was paid to our directors

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 15, 2015, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner	of Beneficial Owner	Class (1)

Common	Jueane Thiessen	30,010,002	89.5%
	503-23 Brant Street,	Direct Ownership
	Toronto, Ontario,
	Canada, L7G 2H2

Common	Management as a	30,010,002	89.5%
	group including all	Direct Ownership
	executive officers
	and directors (1 Person)

(1)	Based on 33,525,784 shares outstanding as of September 15, 2016 and reflects the 1:750 reverse stock split effective March 16, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2015, we had no equity securities authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. Ms. Thiessen served as our acting President again from August 1, 2011 to June 30, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. Ms. Thiessen waived compensation for the final month of the term. On March 30, 2015, we entered into a debt conversion agreement with Ms. Thiessen whereby $150,000 of Accounts Payable owed for past services was converted to 30,000,000 shares of restricted common stock. The restricted common stock was issued on June 22, 2015. Until we begin earning profits, Ms. Thiessen has agreed to accrue $1,200 per quarter to provide services plus an additional $1,300 for the final quarter to engage year end services, until further notice. Ms. Thiessen has served as our acting Chief Executive Officer and President since February 19, 2014.

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

DIRECTOR INDEPENDENCE

As of September 15, 2015, the following individuals each served as a director on our Board:

●	Ms. Jueane Thiessen

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

AUDIT FEES

2014:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for the fiscal year ended May 31, 2014 totaled $21,100.

2015:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2015 have not been billed as of September 15, 2015 but we estimate that they will be approximately $7,800. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2015 were $12,745. Therefore, we estimate the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for the fiscal year ended May 31, 2015 will total $20,545.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors’ pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Independent Registered Certified Public Accounting Firm
●	Consolidated Balance Sheets as of May 31, 2015 and 2014
●	Consolidated Statements of Operations for the years ended May 31, 2015 and 2014
●	Consolidated Statements of Changes in Stockholders’ Deficiency from June 22, 2004 (inception) to May 31, 2015
●	Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014
●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

3.1	Certificate of Change – Nevada Secretary of State, dated March 12, 2015 (included as Exhibit 3.1 to the Form 8-K filed March 18, 2015 and incorporated herein by reference).

10.1	Debt Conversion Agreement between Portlogic Systems Inc. and Jueane Thiessen, dated March 30, 2015 (included as Exhibit 10.1 to the Form 8-K filed March 31, 2015 and incorporated herein by reference).

10.2	Convertible Drawdown Loan Agreement between Portlogic Systems Inc. and KJV Property Group LLC, dated May 1, 2015 (included as Exhibit 10.1 to the Form 8-K filed June 5, 2015 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer, Principal Accounting Officer and Treasurer

Date	September 15, 2015