Form 10-K/A
period 2015-05-31
Portlogic Systems Inc.
filed 2015-09-28
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

As of September 28, 2015, the registrant had 33,525,784 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K/A

For the fiscal year ended May 31, 2015

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K/A may be "forward-looking statements". Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions, or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates, and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K/A, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K/A, except as required by law.

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

One of our shareholders and our sole director, Jueane Thiessen, controls 89.5% of our shares of common stock as of September 28, 2015, and she may not vote her shares in a manner that benefits minority shareholders.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report and other reports we file with the U.S. Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

Item 8. Financial Statements and Supplementary Data

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2015 AND 2014

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Report of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of May 31, 2015 and May 31, 2014	22

Consolidated Statements of Operations for the Years ended May 31, 2015 and May 31, 2014	23

Consolidated Statement of Changes in Stockholders’ Deficiency from June 22, 2004 (Inception) to May 31, 2015	24-25

Consolidated Statements of Cash Flows for the Years ended May 31, 2015 and 2014	26

Notes to Consolidated Financial Statements	27-35

 GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying balance sheets of Portlogic Systems Inc. as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for the years ended May 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., as of May 31, 2015 and 2014, and the results of its operations and cash flows for the years ended May 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States of America.

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

September 23, 2015

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

On August 18, 2015, $10,000 was received from Fenwood Capital LLC as a private placement for 200,000 common shares at $0.05 per share. As of September 28, 2015, the shares have not been issued yet.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures cannot be relied upon to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of September 28, 2015, our board consists of one member and the board believes that all the directors must participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, as our board expands in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2015, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner	of Beneficial Owner	Class (1)

Common	Jueane Thiessen	30,010,002	89.5%
	503-23 Brant Street,	Direct Ownership
	Toronto, Ontario,
	Canada, L7G 2H2

Common	Management as a	30,010,002	89.5%
	group including all	Direct Ownership
	executive officers
	and directors (1 Person)

(1)	Based on 33,525,784 shares outstanding as of September 28, 2016 and reflects the 1:750 reverse stock split effective March 16, 2015.

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

As of September 28, 2015, the following individuals each served as a director on our Board:

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

2015:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2015 have not been billed as of September 28, 2015 but we estimate that they will be approximately $7,800. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2015 were $12,745. Therefore, we estimate the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for the fiscal year ended May 31, 2015 will total $20,545.

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

The board approved all fees described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this 10-K/A:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K/A:

●	Report of Independent Registered Certified Public Accounting Firm
●	Consolidated Balance Sheets as of May 31, 2015 and 2014
●	Consolidated Statements of Operations for the years ended May 31, 2015 and 2014
●	Consolidated Statements of Changes in Stockholders’ Deficiency from June 22, 2004 (inception) to May 31, 2015
●	Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014
●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

3.1	Certificate of Change – Nevada Secretary of State, dated March 12, 2015 (included as Exhibit 3.1 to the Form 8-K filed March 18, 2015 and incorporated herein by reference).

10.1	Debt Conversion Agreement between Portlogic Systems Inc. and Jueane Thiessen, dated March 30, 2015 (included as Exhibit 10.1 to the Form 8-K filed March 31, 2015 and incorporated herein by reference).

10.2	Convertible Drawdown Loan Agreement between Portlogic Systems Inc. and KJV Property Group LLC, dated May 1, 2015 (included as Exhibit 10.1 to the Form 8-K filed June 5, 2015 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2015 and 2014 (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer, Principal Accounting Officer and Treasurer

Date	September 28, 2015