Form 10-Q
period 2015-11-30
Portlogic Systems Inc.
filed 2016-01-19
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

Yes ☐  No ☒

As of January 19, 2016, the registrant had 33,525,784 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the six months ended November 30, 2015

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

Item 1. Financial Statements

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of November 30, 2015 and May 31, 2015	5

Unaudited Interim Consolidated Statements of Operations for the Six Months Ended November 30, 2015 and November 30, 2014	6

Unaudited Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2015 and November 30, 2014	7

Notes to Unaudited Interim Consolidated Financial Statements	8-16

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF NOVEMBER 30, 2015 AND MAY 31, 2015

(Amounts expressed in US Dollars)

	Nov 30, 2015	May 31, 2015
ASSETS	$	$
Current
Cash and cash equivalents	8,423	1,156
Loan receivable, net of allowance for doubtful accounts of $0 at November 30, 2015 and May 31, 2015	7,850	7,850
Accounts receivable	48,212	48,212
Prepaid expenses and deposits	6,255	6,255
	70,740	63,473

TOTAL ASSETS	70,740	63,473

LIABILITIES
Current
Accounts payable and accrued liabilities	244,295	236,620
Short term loans	23,025	23,025
New convertible loans	635,396	812,936
Shareholder loan	36,072	36,072
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	948,338	1,118,203

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at November 30, 2015 and May 31, 2015	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized; 33,525,784* issued and outstanding at November 30, 2015 275,784* issued and outstanding at May 31, 2015	33,525	275
Additional paid in capital	578,775	397,025
Accumulated deficit	(1,489,898)	(1,452,030)
	(877,598)	(1,054,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	70,740	63,473

* Common stock figures reflect the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Amounts expressed in US Dollars)

	For the Six Months		For the Three Months
	Ended November 30		Ended November 30
	2015	2014	2015	2014
	$	$	$	$
Gross Margin (Loss)
Revenue	-	122,768	-	-
Cost of goods sold	-	106,946	-	-
	-	15,822	-	-

Expenses
Selling and administrative	37,867	26,079	15,895	14,064
Depreciation	-	-	-	-
	37,867	26,079	15,895	14,064

Net Loss for the period	(37,867)	(10,257)	(15,895)	(14,064)

Net Loss per share for the period
Basic and fully diluted	(0.0013)	(0.0372)	(0.0005)	(0.0510)

Weighted average number of shares outstanding
Basic and fully diluted	29,447,915 *	275,784 *	33,525,784 *	275,784 *

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND 2014

(Amounts expressed in US Dollars)

	For the six months ended November 30, 2015	For the six months ended November 30, 2014
	$	$
Cash Flows from Operating Activities
Net (Loss)/ Profit	(37,867)	(10,257)
Adjustments made to reconcile net loss to net cash from operating activities
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	-	11,439
Increase (decrease) in accounts payable and accrued liabilities	7,674	(31,486)
Cash flows used in operating activities	(30,193)	(30,304)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from new convertible loans	37,460	26,390
Conversion of convertible loans	(215,000)	-
Proceeds from issuance of common stock	215,000	-
Cash flows provided by financing activities	37,460	26,390
Increase (decrease) in cash and cash equivalents	7,267	(3,914)
Cash and cash equivalents, beginning of period	1,156	4,011
Cash and cash equivalents, end of period	8,423	97

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

The Company has incurred losses from inception and, during the six month period ended November 30, 2015, the Company utilized $30,193 (November 30, 2014 - $30,304) of cash in operations. At November 30, 2015, the Company reported a deficit of $1,489,898 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of November 30, 2015 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2015, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the six month period ended November 30, 2015 (November 30, 2014 - $Nil).

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

NOVEMBER 30, 2015

(Amounts expressed in US Dollars)

NOTE 3.   SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the six month period ended November 30, 2015 (November 30, 2014 - $Nil).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the six month periods ended November 30, 2015 and November 30, 2014. As such, net loss is equivalent to total comprehensive loss.

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

NOVEMBER 30, 2015

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(Amounts expressed in US Dollars)

NOTE 4.   FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$8,423	$-	-	$8,423
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loans	-	-	$635,396	$635,396
Shareholder loan	-	-	$36,072	$36,072
Other loan	-	-	$2,550	$2,550
Convertible loan	-	-	$7,000	$7,000

NOTE 5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	November 30, 2015	May 31, 2015
	$	$
Cost of goods sold & Telecom	-	-
Audit and review	15,000	20,400
Bookkeeping and accounting	11,612	11,612
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	721	(2,861)
Interest payable	131,962	122,469
	244,295	236,620

NOTE 6.   SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of November 30, 2015 (May 31, 2015 - $23,025).

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

NOVEMBER 30, 2015

(Amounts expressed in US Dollars)

NOTE 7.   ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On December 31, 2013, the Board of Directors approved to amend an existing $636,546 in Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock. $70,000 of the Notes Payable were loaned by separate third parties and therefore reclassed. Therefore, the total balance payable on this convertible loan is restated as $566,546 as of November 30, 2015 (May 31, 2015 - $566,546).

On December 3, 2013, the Company borrowed $45,000, structured as a convertible loan, from KJV Property Group LLC to help meet cash flow needs for operations. On March 26, 2015, $20,000 of this loan was assigned to Fenwood Capital LLC. On May 5, 2015, $20,000 of this loan was elected to be converted into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015. As of May 31, 2015, there is a balance remaining of $5,000 payable on this convertible loan. Interest accrued on the $40,000 prior loaned amounts has been written off. On October 16, 2014, the Company borrowed a further $9,800 from KJV Property. On May 1, 2015, the Company entered into a Convertible Drawdown Loan Agreement with KJV Property, in consideration of a drawdown loan up to $100,000 for funds advanced over a term of two years. Interest payable on the principal amount shall accrue at a fixed rate equal to the prime interest rate plus 2%. On June 4, 2015, the Company borrowed $12,460 from the $100,000 available to be drawn down. The total balance payable on this convertible loan is $22,260 as of November 30, 2015.

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from Fenwood Capital LLC to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. On August 18, 2015 a further $10,000 was borrowed as a private placement for 200,000 common shares at $0.05 per share. As of November 30, 2015, these common shares have not been issued. As of November 30, 2015, the total balance payable on this convertible loan is $26,590.

On March 26, 2015, a convertible loan for $20,000 was assigned to Fenwood Capital by another party. On May 5, 2015, Fenwood Capital elected to convert the loan into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

On November 16, 2015, the Company borrowed $15,000, structured as a convertible loan, from Haynes Gallo Wealth Management to help meet cash flow needs for operations.

Interest expense on all the above loans of the Company has been corrected and calculated to November 30, 2015 and amounted to $9,493 for the six months ended November 30, 2015 (November 30, 2014 - $10,211) and is included in selling and administrative expense. As at November 30, 2015, accrued interest of $131,962 (May 31, 2015 - $122,469) is included in accounts payable and accrued liabilities.

NOTE 8.   DEBT CONVERSION AGREEMENT

On March 30, 2015, the Company entered into a debt conversion agreement with the Chief Executive and Financial Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 shares of restricted common stock in full satisfaction of the $150,000 amount owed. The restricted common stock was issued on June 22, 2015.

NOTE 9.   SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of November 30, 2015 is $36,072 (May 31, 2015 - $36,072).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(Amounts expressed in US Dollars)

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

As of November 30, 2015, the Company had 33,525,784* share of common stock issued and outstanding.

* After giving retroactive effect of 1:750 reverse common stock split effective March 16, 2015

NOTE 12.   STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of November 30, 2015:

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

NOTE 13.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at November 30, 2015, $7,850 remains receivable from UOMO (May 31, 2015 – $7,850).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2015

(Amounts expressed in US Dollars)

NOTE 13.   COMMITMENTS AND RELATED PARTY TRANSACTIONS (cont’d)

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived compensation for the final month of the term. On March 30, 2015, the Company entered into a debt conversion agreement with the officer whereby $150,000 of Accounts Payable owed by the Company to the officer for past services was converted to 30,000,000 shares of restricted common stock. Until the Company begins earning profits, the officer will accrue $2,500 per quarter to provide services. Therefore, the related service fee for the six months ended November 30, 2015 amounted to $5,000 (November 30, 2014 - $2,400).

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations. As of November 30, 2015, $150,000 remains payable by the former officer.

NOTE 14.   SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2015 up through the date these financial statements were available for issuance. During this period, the Company did not have any other material recognizable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the six months ended November 30, 2015 to the same period in 2014. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended November 30, 2015.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at November 30, 2015, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the six month period ended November 30, 2015 (November 30, 2014 - $Nil).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

REVENUE

For the six months ended November 30, 2014, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the six months ended November 30, 2015, we recognized $Nil in revenue. We have not yet begun to generate revenues from our mobile marketing offerings or our high definition video server platform.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the six months ended November 30, 2014. We incurred $Nil in cost of goods sold for the six months ended November 30, 2015.

EXPENSES

During the six months ended November 30, 2015, we incurred total expenses of $37,867 comprised of selling and administrative expense. During the six months ended November 30, 2014, we incurred total expenses of $26,079 comprised of selling and administrative expense. Higher expenses for the six month period ended November 30, 2015 resulted to higher legal fees of $9,186 vs. $Nil in the six month period ended November 30, 2014 due to the costs associated with the 1:750 reverse common stock split that had not been accrued, as well as slightly higher accounting fees in the current six month period of $5,000 vs $2,400 in the prior period.

NET INCOME/LOSS

During the six months ended November 30, 2015, we incurred a net loss of $37,867 compared with net loss of $10,257 for the six months ended November 30, 2014 due to decreased activity in the Voip 1 telecommunications operations in the current period.

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

As of November 30, 2015, we had cash and cash equivalents of $8,423. We had total current assets of $70,740.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next six months. If we generate no cash revenues other than the $8,423 that we had available as of November 30, 2015, we will need to raise additional funds during the next six months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of November 30, 2015, our total assets were $70,740, our total liabilities were $948,338 and stockholders’ deficiency was $877,598.

SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after November 30, 2015 up through the date these financial statements were available for issuance. During this period, we did not have any other material recognizable subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of November 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of November 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended November 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next six months ending May 31, 2016 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next six months ending May 31, 2016. We will need to continue to raise additional funds to fully fund our operations for the next six month period beginning December 1, 2015. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of our fiscal year ended May 31, 2016, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer, Principal Accounting Officer and Treasurer

Date	January 19, 2016