Form 10-Q
period 2016-02-29
Portlogic Systems Inc.
filed 2016-04-20
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

As of April 19, 2016, the registrant had 33,525,784 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the nine months ended February 29, 2016

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of February 29, 2016 and May 31, 2015	2

Unaudited Interim Consolidated Statements of Operations for the Nine Months Ended February 29, 2016 and February 28, 2015	3

Unaudited Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2016 and February 28, 2015	4

Notes to Unaudited Interim Consolidated Financial Statements	5-13

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF FEBRUARY 29, 2016 AND MAY 31, 2015

(Amounts expressed in US Dollars)

	Feb 29, 2016	May 31, 2015
ASSETS	$	$
Current
Cash and cash equivalents	1,948	1,156
Loan receivable, net of allowance for doubtful accounts of $0 at February 29, 2016 and May 31, 2015	7,850	7,850
Accounts receivable	48,212	48,212
Prepaid expenses and deposits	6,255	6,255
	64,265	63,473

TOTAL ASSETS	64,265	63,473

LIABILITIES
Current
Accounts payable and accrued liabilities	251,712	236,620
Short term loans	23,025	23,025
New convertible loans	635,396	812,936
Shareholder loan	36,072	36,072
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	955,755	1,118,203

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at February 29, 2016 and May 31, 2015	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized; 33,525,784* issued and outstanding at February 29, 2016 275,784* issued and outstanding at May 31, 2015	33,525	275
Additional paid in capital	578,775	397,025
Accumulated deficit	(1,503,790)	(1,452,030)
	(891,490)	(1,054,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	64,265	63,473

* Common stock figures reflect the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

	For the Nine Months Ended		For the Three Months Ended
	Feb 29	Feb 28	Feb 29	Feb 28
	2016	2015	2016	2015
	$	$	$	$
Gross Margin (Loss)
Revenue	-	122,768	-	-
Cost of goods sold	-	106,946	-	-
	-	15,822	-	-

Expenses
Selling and administrative	51,760	42,423	13,893	16,344
Depreciation	-	-	-	-
	51,760	42,423	13,893	16,344

Net Loss for the period	(51,760)	(26,601)	(13,893)	(16,344)

Net Loss per share for the period
Basic and fully diluted	(0.0017)	(0.0965)	(0.0004)	(0.0593)

Weighted average number of shares outstanding
Basic and fully diluted	30,802,244 *	275,784 *	33,525,784 *	275,784 *

The accompanying notes form an integral part of these unaudited interim financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

(Amounts expressed in US Dollars)

	For the nine months ended February 29, 2016	For the nine months ended February 28, 2015
	$	$
Cash Flows from Operating Activities
Net (Loss)/ Profit	(51,760)	(26,601)
Adjustments made to reconcile net loss to net cash from operating activities
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	-	11,439
Increase (decrease) in accounts payable and accrued liabilities	15,092	(24,603)
Cash flows used in operating activities	(36,668)	(39,765)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from new convertible loans	37,460	26,390
Conversion of convertible loans	(215,000)	-
Proceeds from issuance of common stock	215,000	-
Proceeds from shareholder loan		14,435
Cash flows provided by financing activities	37,460	40,825
Increase (decrease) in cash and cash equivalents	792	1,060
Cash and cash equivalents, beginning of period	1,156	4,011
Cash and cash equivalents, end of period	1,948	5,071

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

The Company has incurred losses from inception and, during the nine month period ended February 29, 2016, the Company utilized $36,668 (February 28, 2015 - $39,765) of cash in operations. At February 29, 2016, the Company reported a deficit of $1,503,790 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of February 29, 2016 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2016, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the nine month period ended February 29, 2016 (February 28, 2015 - $Nil).

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

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the nine month period ended February 29, 2016 (February 28, 2015 - $Nil).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the nine month periods ended February 29, 2016 and February 28, 2015. As such, net loss is equivalent to total comprehensive loss.

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

FEBRUARY 29, 2016

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 4. FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level3	At Fair Value
Asset
Cash and cash equivalents	$1,948	$-	-	$1,948
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loans	-	-	$635,396	$635,396
Shareholder loan	-	-	$36,072	$36,072
Other loan	-	-	$2,550	$2,550
Convertible loan	-	-	$7,000	$7,000

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	February 29, 2016	May 31, 2015
	$	$
Cost of goods sold & Telecom	-	-
Audit and review	16,800	20,400
Bookkeeping and accounting	14,112	11,612
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	(1,015)	(2,861)
Interest payable	136,815	122,469
	251,712	236,620

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of February 29, 2016 (May 31, 2015 - $23,025).

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

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On December 31, 2013, the Board of Directors approved to amend an existing $636,546 in Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock. $70,000 of the Notes Payable were loaned by separate third parties and therefore reclassed. Therefore, the total balance payable on this convertible loan is restated as $566,546 as of February 29, 2016 (May 31, 2015 - $566,546).

On December 3, 2013, the Company borrowed $45,000, structured as a convertible loan, from KJV Property Group LLC to help meet cash flow needs for operations. On March 26, 2015, $20,000 of this loan was assigned to Fenwood Capital LLC. On May 5, 2015, $20,000 of this loan was elected to be converted into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015. As of February 29, 2016, there is a balance remaining of $5,000 payable on this convertible loan. Interest accrued on the $40,000 prior loaned amounts has been written off. On October 16, 2014, the Company borrowed a further $9,800 from KJV Property. On May 1, 2015, the Company entered into a Convertible Drawdown Loan Agreement with KJV Property, in consideration of a drawdown loan up to $100,000 for funds advanced over a term of two years. Interest payable on the principal amount shall accrue at a fixed rate equal to the prime interest rate plus 2%. On June 4, 2015, the Company borrowed $12,460 from the $100,000 available to be drawn down. The total balance payable on this convertible loan is $22,260 as of February 29, 2016.

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from Fenwood Capital LLC to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. On August 18, 2015 a further $10,000 was borrowed as a private placement for 200,000 common shares at $0.05 per share. As of November 30, 2015, these common shares have not been issued. As of February 29, 2016, the total balance payable on this convertible loan is $26,590.

On March 26, 2015, a convertible loan for $20,000 was assigned to Fenwood Capital by another party. On May 5, 2015, Fenwood Capital elected to convert the loan into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

On November 16, 2015, the Company borrowed $15,000, structured as a convertible loan, from Haynes Gallo Wealth Management to help meet cash flow needs for operations. As of February 29, 2016, the total balance payable on this convertible loan is $15,000.

Interest expense on all the above loans of the Company has been corrected and calculated to February 29, 2016 and amounted to $14,346 for the nine months ended February 29, 2016 (February 28, 2015 - $15,277) and is included in selling and administrative expense. As at February 29, 2016, accrued interest of $136,815 (May 31, 2015 - $122,469) is included in accounts payable and accrued liabilities.

NOTE 8. DEBT CONVERSION AGREEMENT

On March 30, 2015, the Company entered into a debt conversion agreement with the Chief Executive and Financial Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 shares of restricted common stock in full satisfaction of the $150,000 amount owed. The restricted common stock was issued on June 22, 2015.

NOTE 9. SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of February 29, 2016 is $36,072 (May 31, 2015 - $36,072).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 10. CONVERTIBLE LOAN

A convertible debenture, issued March 11, 2005, was unsecured, matured March 11, 2012 and carried interest at a rate of 10% per annum. The instrument is convertible at the option of the holder into common shares of the Company at a rate of $0.05 per share, and may be redeemed at any time prior to maturity at the option of the holder, should certain conditions prevail. The holder of the debenture has signed agreements waiving interest accrued from March 11, 2005 through to March 10, 2016. This convertible debenture has not been repaid and is due on March 10, 2017.

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 11. STOCK TRANSACTIONS * (cont’d)

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

As of February 29, 2016, the Company had 33,525,784* share of common stock issued and outstanding.

* After giving retroactive effect of 1:750 reverse common stock split effective March 16, 2015

NOTE 12. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of February 29, 2016:

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

(Amounts expressed in US Dollars)

NOTE 13. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at February 29, 2016, $7,850 remains receivable from UOMO (May 31, 2015 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived compensation for the final month of the term. On March 30, 2015, the Company entered into a debt conversion agreement with the officer whereby $150,000 of Accounts Payable owed by the Company to the officer for past services was converted to 30,000,000 shares of restricted common stock. Until the Company begins earning profits, the officer will accrue $2,500 per quarter to provide services. Therefore, the related service fee for the nine months ended February 29, 2016 amounted to $7,500 (February 28, 2015 - $3,600).

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations. As of February 29, 2016, $150,000 remains payable by the former officer.

NOTE 14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 29, 2016 up through the date these financial statements were available for issuance. During this period, the Company did not have any other material recognizable subsequent events.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the nine months ended February 29, 2016 to the same period in 2015. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended February 29, 2016.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at February 29, 2016, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the nine month period ended February 29, 2016 (February 28, 2015 - $Nil).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

REVENUE

For the nine months ended February 28, 2015, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the nine months ended February 29, 2016, we recognized $Nil in revenue. We have not yet begun to generate revenues from our mobile marketing offerings or our high definition video server platform.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the nine months ended February 28, 2015. We incurred $Nil in cost of goods sold for the nine months ended February 29, 2016.

EXPENSES

During the nine months ended February 29, 2016, we incurred total expenses of $51,760 comprised of selling and administrative expense. During the nine months ended February 28, 2015, we incurred total expenses of $42,423 comprised of selling and administrative expense. Higher expenses for the nine month period ended February 29, 2016 resulted to higher legal fees of $9,186 vs. $650 in the nine month period ended February 29, 2015 due to the costs associated with the 1:750 reverse common stock split that had not been accrued, as well as slightly higher accounting fees in the current nine month period of $7,500 vs $3,600 in the prior period.

NET INCOME/LOSS

During the nine months ended February 29, 2016, we incurred a net loss of $51,760 compared with net loss of $26,601 for the nine months ended February 28, 2015 due to decreased activity in the Voip 1 telecommunications operations in the current period.

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

As of February 29, 2016, we had cash and cash equivalents of $1,948. We had total current assets of $64,265.

We anticipate that we will require $250,000 in total, over the next three months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next three months. If we generate no cash revenues other than the $1,948 that we had available as of February 29, 2016, we will need to raise additional funds during the next three months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of February 29, 2016, our total assets were $64,265, our total liabilities were $955,755 and stockholders’ deficiency was $891,490.

SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after February 29, 2016 up through the date these financial statements were available for issuance. During this period, we did not have any other material recognizable subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of February 29, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of February 29, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next three months ending May 31, 2016 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next three months ending May 31, 2016. We will need to continue to raise additional funds to fully fund our operations for the next three month period beginning March 1, 2016. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

During the third quarter of our fiscal year ended May 31, 2016, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Portlogic Systems Inc.
(Registrant)

By	/s/ Jueane Thiessen
President, Principal Executive Officer,
Principal Accounting Officer and Treasurer

Date	April 19, 2016