Form 10-K
period 2016-05-31
Portlogic Systems Inc.
filed 2016-09-28
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   No ☒

As of September 28, 2016, the registrant had 130,740,184 shares of common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTLOGIC SYSTEMS INC.

FORM 10-K

For the fiscal year ended May 31, 2016

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

GENERAL

We incorporated on June 22, 2004 as Portlogic Systems Inc. under the laws of the State of Nevada. On June 5, 2008, the Company filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008. The address of our principal executive office is 2 Toronto Street, Suite 209, Toronto, Ontario, Canada M5C 2B5. Our telephone number is (437) 886-2432. Our website address is www.portlogicsystems.com. We have a financial year end of May 31.

We have not been profitable since our inception. We have no significant assets or financial resources. The limited extent of our assets and revenues and our limited operating history make us subject to the risks associated with start-up companies, including potentially negative cash flows. The report of our independent auditors for the fiscal year ended May 31, 2016 states that there is substantial doubt that we will be able to continue as a going concern. If we cannot continue to obtain additional financing, we may cease to exist.

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

In August 2015, we started developing a high definition video server platform.

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

We did not have any revenues for the year ended May 31, 2016 as we focused on developing our new line of business. All of our revenues for the year ended May 31, 2015 were telecom customers. We do not have any customers for our mobile application solutions yet.

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

INTELLECTUAL PROPERTY

As of May 31, 2016, we do not own any patents or trademarks. We are not licensing any product or service from a third party that is material to our business. Depending upon the particular needs and demands of our clients, we may, in the future, seek patents or copyrights for the intellectual material we produce.

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

EMPLOYEES AND CONTRACTORS

As of May 31, 2016 we had one employee, consisting of our officer, Jueane Thiessen. Ms. Thiessen is our Chief Financial Officer, Treasurer, and Secretary and acting Chief Executive Officer and President. Mr. Joseph Putegnat was our Chief Executive Officer and President until February 19, 2014, at which point he resigned. The resignation was not a result of any disagreement with the Company. On August 31, 2016, Ms. Thiessen resigned as Chief Executive Officer and Michael E. De Valera was appointed. We also retain contractors to provide services related to software programming, website hosting, sales, office work, and consulting services as necessary based on the phase of our business plan and available funds.

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

ITEM 1A. Risk Factors

Risks Relating To Our Business

The independent accountant’s opinion on the financial statements for the fiscal years ended May 31, 2016 and May 31, 2015, includes an explanatory paragraph about our ability to continue as a going concern and, if we cannot continue to obtain additional financing, we may have to curtail operations and may ultimately cease to exist.

Our audited financial statements for the years ended May 31, 2016 and 2015 reflect a cumulative net loss of $1,517,210. These conditions raise substantial doubt about our ability to continue as a going concern. However, our financial statements do not include any adjustments that might result if we are unable to continue our business. The independent auditor’s report for the year ended May 31, 2016 includes an explanatory paragraph to the audit opinion stating that we have a working capital deficiency, an accumulated deficit and operating cash flow deficit that raise substantial doubt about our ability to continue as a going concern. Our continued operations are contingent on our ability to raise additional capital and obtain financing and success in future operations. If we do not acquire sufficient additional funding or alternative sources of capital to meet our working capital, we may have to substantially curtail our operations and business plan. To meet our future obligations, from time to time, we intend to issue debt or shares of our common stock or other equity instruments such as warrants.

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

We rely on our officers and directors to perform many of our business activities. Currently, our Chief Financial Officer, Secretary, and Treasurer, and President, Jueane Thiessen, personally performs most of our accounting and financial management functions, and liases with external contractors who provide additional programming and consulting services. Ms. Thiessen is also involved in carrying out our sales activities. On August 31, 2016, Michael E. Valera was appointed as our Chief Executive Officer. Mr. Valera will perform most of our management functions, and also build and lead the senior executive team, and set our vision and strategy. Our present management structure, although adequate for the early stage of our operations, will likely have to be significantly augmented as our operations expand. Our future success will depend in part on the services of our key personnel and, additionally, on our ability to identify, hire and retain additional qualified personnel. There is intense competition for qualified management, marketing, accounting, and sales personnel in our new business line: marketing mobile application solutions. We may not be able to continue to attract and retain the personnel needed to operate and develop our business. Because we rely on our officers and directors to perform our sales, accounting, and financial management activities, failure to attract and retain key personnel could have a material adverse effect on us.

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the twelve months ending May 31, 2017 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next twelve months ending May 31, 2017. We will need to continue to raise additional funds to fully fund our operations for the next twelve month period beginning June 1, 2016. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

Our sole director, Jueane Thiessen, also serves as one of our officers. This interrelationship may create a conflict of interest that might be detrimental to us.

Currently, our sole director, Jueane Thiessen, is also one of our officers, serving as our Chief Financial Officer, Treasurer, Secretary, and President. Because Ms. Thiessen is the only director, there exists a potential future conflict of interest regarding the decision to remove our officers or appoint new officers. Our directors and officers will deal with any such conflicts of interest, should they arise, in accordance with our Corporate Code of Ethics and applicable corporate law principles.

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

One of our shareholders and our sole director, Jueane Thiessen, controls 51.42% of our shares of common stock as of September 28, 2016, and she may not vote her shares in a manner that benefits minority shareholders.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. From June 1, 2015 and through May 31, 2016, our common stock was sold and purchased at prices that ranged from a high of $1.34 to a low of $0.022 per share. An inability for our stockholders to sell their shares in a rapidly declining market as a result of the illiquidity in our stock may substantially increase their risk of loss because the price for our common stock may suffer greater declines due to its price volatility.

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

During the fourth quarter of our fiscal year ended May 31, 2016, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

For the Fiscal Year Ended May 31, 2016	High		Low
Quarter ended May 31, 2016	$0.08	*	$0.02	*
Quarter ended February 29, 2016	$0.68	*	$0.04	*
Quarter ended November 30, 2015	$1.34	*	$0.23	*
Quarter ended August 31, 2015	$0.49	*	$0.05	*

For the Fiscal Year Ended May 31, 2015
Quarter ended May 31, 2015	$2.24	*	$0.01	*
Quarter ended February 28, 2015	$5.99	*	$1.50	*
Quarter ended November 30, 2014	$3.74	*	$1.50	*
Quarter ended August 31, 2014	$4.49	*	$2.99	*

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

HOLDERS

As of May 31, 2016, we had approximately 30 holders of record of our common equity.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6.	Selected Financial Data

Smaller reporting companies are not required to provide the information required by this Item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis compares our results of operations for the year ended May 31, 2016 to the same period in 2015. This discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this annual report for the year ended May 31, 2016. This annual report contains certain forward-looking statements and our future operation results could differ materially from those discussed herein.

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

In August 2015, we started developing a high definition video server platform.

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

CASH AND CASH EQUIVALENTS

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2016, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, we translate monetary assets and liabilities denominated in a foreign currency into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the year end May 31, 2016 (May 31, 2015 - $Nil).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE YEARS ENDED MAY 31, 2016 and MAY 31, 2015

REVENUE

For the year ended May 31, 2015, we recognized $122,768 in revenue from our Voip 1 telecommunications operations. For the year ended May 31, 2016, we recognized $Nil in revenue. We have not yet begun to generate revenues from our mobile marketing offerings or our high definition video server platform.

COST OF GOODS SOLD

We incurred $106,946 in cost of goods sold against our telecommunications operations for the year ended May 31, 2015. We incurred $Nil in cost of goods sold for the year ended May 31, 2016.

EXPENSES

During the year ended May 31, 2016, we incurred total expenses of $65,180 comprised of selling and administrative expense. During the year ended May 31, 2015, we incurred total expenses of $55,472 comprised of selling and administrative expense. Higher expenses for the year ended May 31, 2016 resulted due to higher legal fees of $9,186 vs. $809 in the prior year ended May 31, 2015 due to the costs associated with the 1:750 reverse common stock split that had not been accrued, as well as slightly higher accounting fees in the current year of $10,000 vs $6,100 in the prior year.

NET INCOME/LOSS

During the year ended May 31, 2016, we incurred a net loss of $65,180 compared with a net loss of $39,650 for the year ended May 31, 2015 due to decreased activity in the Voip 1 telecommunications operations in the current period.

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

As of May 31, 2016, we had cash and cash equivalents of $400. We had total current assets of $14,505.

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

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next twelve months. If we generate no cash revenues other than the $400 that we had available as of May 31, 2016, we will need to raise additional funds. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of May 31, 2016, our total assets were $62,717, our total liabilities were $967,627, and stockholders’ deficiency was $904,910.

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

MAY 31, 2016 AND 2015

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Portlogic Systems Inc.

I have audited the accompanying consolidated balance sheets of Portlogic Systems Inc. as of May 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency and consolidated cash flows for the years ended May 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Portlogic Systems Inc., as of May 31, 2016 and 2015, and the results of its operations and cash flows for the years ended May 31, 2016 and 2015 in conformity with generally accepted accounting principles in the United States of America.

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

/S/ George Stewart CPA

Seattle, Washington

September 23, 2016

PORTLOGIC SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

AS OF MAY 31, 2016 AND MAY 31, 2015

(Amounts expressed in US Dollars)

	May 31, 2016	May 31, 2015
ASSETS	$	$
Current
Cash and cash equivalents	400	1,156
Loan receivable, net of allowance for doubtful accounts of $0 at May 31, 2016 and May 31, 2015	7,850	7,850
Accounts receivable	-	48,212
Prepaid expenses and deposits	6,255	6,255
Total Current Assets	14,505	63,473
Other assets	48,212	-

TOTAL ASSETS	62,717	63,473

LIABILITIES
Current
Accounts payable and accrued liabilities	261,750	236,620
Short term loans	23,025	23,025
New convertible loans	637,230	812,936
Shareholder loan	36,072	36,072
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	967,627	1,118,203

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at May 31, 2016 and May 31, 2015	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized; 33,525,784* issued and outstanding at May 31, 2016 and 275,784* issued and outstanding at May 31, 2015	33,525	275
Additional paid in capital	578,775	397,025
Accumulated deficit	(1,517,210)	(1,452,030)
	(904,910)	(1,054,730)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	62,717	63,473

* Common stock figures reflect the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

	For the Year	For the Year
	ended	ended
	May 31, 2016	May 31, 2015
	$	$
Gross margin
Revenue	-	122,768
Cost of goods sold	-	106,946
	-	15,822

Expenses
Selling and administrative	65,180	55,472
Depreciation	-	-
	65,180	55,472

Net loss for the period	(65,180)	(39,650)

Net loss per share for the period
Basic	(0.00209)	(0.1438)
Fully diluted	(0.00208)	(0.1438)

Weighted average number of shares outstanding
Basic	*31,157,976	*275,784
Fully diluted	*31,315,236	*275,784

* Reflects the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2016

(Amounts Expressed in US Dollars)

	Common Stock *	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of June 22, 2004	-	-	-	-	-	-
Stock issued in January 2005 for cash @ 0.0005 (pre-stock split of 0.001) a share	23,605	23	2,927	-	-	2,950
Stock issued in February 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	800	1	199	-	-	200
Stock issued in May 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	12,000	12	2,988	-	-	3,000
Net loss for the period				(7,125)	-	(7,125)
Balance as of May 31, 2005	36,405	36	6,114	(7,125)	-	(975)
Stock issued in July 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	202,200	202	50,348	-	-	50,550
Stock issued in September 2005 for cash @ 0.001 (pre-stock split of 0.002) a share	10,000	10	2,490	-	-	2,500
Stock issued in October 2005 for software @ 0.025 (pre-stock split of 0.05) a share	17,920	18	111,982	-	-	112,000
Stock issued in April 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	240	-	1,500	-	-	1,500
Stock issued in May 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	1,920	2	11,998	-	-	12,000
Net loss for the year	-	-	-	(11,954)	-	(11,954)
Balance as of May 31, 2006	268,685	268	184,432	(19,079)	-	165,621
Stock issued in June 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	250	-	1,500	-	-	1,500
Stock issued in July 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	82	-	500	-	-	500
Stock issued in December 2006 for cash @ 0.025 (pre-stock split of 0.05) a share	250	1	1,499	-	-	1,500
Stock issued in February 2007 for cash @ 0.075 (pre-stock split of 0.15) a share	1,068	1	19,999	-	-	20,000
Stock issued in May 2007 for cash @ 0.10 (pre-stock split of 0.20) a share	820	1	19,999	-	-	20,000
Stock issued in May 2007 for cash @ 0.15 (pre-stock split of 0.30) a share	4,318	4	149,496	-	-	149,500
Net loss for the year	-	-	-	(39,305)	-	(39,305)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2016 (cont’d)

(Amounts Expressed in US Dollars)

	Common Stock *	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$
Balance as of May 31, 2007	275,473	275	377,425	(58,384)	-	319,316
Stock issued in January 2008 for cash @ 0.175 (pre-stock split of 0.35) a share	231	-	10,000	-	-	10,000
Net loss for the year	-	-	-	(187,428)		(187,428)
Balance as of May 31, 2008	275,704	275	387,425	(245,812)	-	141,888
Net loss for the year	-	-	-	(157,555)		(157,555)
Balance as of May 31, 2009	275,704	275	387,425	(403,367)	-	(15,667)
Net loss for the year	-	-	-	(216,373)	-	(216,373)
Balance as of May 31, 2010	275,704	275	387,425	(619,740)	-	(232,040)
Net loss for the year	-	-	-	(208,079)	-	(208,079)
Balance as of May 31, 2011	275,704	275	387,425	(827,819)	-	(440,119)
Issuance of restricted stock for services	80	-	9,600	-	(9,600)	-
Amortization of stock-based compensation for stockholders	-	-	-	-	800	800
Net loss for the year	-	-	-	(129,460)	-	(129,460)
Balance as of May 31, 2012	275,784	275	397,025	(957,279)	(8,800)	(568,779)
Amortization of stock-based compensation for stockholders	-	-	-	-	8,800	8,800
Net loss for the year	-	-	-	(295,958)	-	(295,958)
Balance as of May 31, 2013	275,784	275	397,025	(1,253,237)	-	(855,937)
Net loss for the year	-	-	-	(159,143)	-	(159,143)
Balance as of May 31, 2014	275,784	275	397,025	(1,412,380)	-	(1,015,080)
Net loss for the year	-	-	-	(39,650)	-	(39,650)
Balance as of May 31, 2015	275,784	275	397,025	(1,452,030)	-	(1,054,730)

PORTLOGIC SYSTEMS INC. (A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FROM JUNE 22, 2004 (INCEPTION) TO MAY 31, 2016 (cont’d)

(Amounts Expressed in US Dollars)

	Common Stock *	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unamortized Stock-based Compensation	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$

Stock issued in June 2015 for cash @ 0.005	30,000,000	30,000	120,000	-	-	150,000
Stock issued in July 2015 for cash @ 0.02	1,000,000	1,000	19,000	-	-	20,000
Stock issued in July 2015 for cash @ 0.02	1,000,000	1,000	19,000	-	-	20,000
Stock issued in July 2015 for cash @ 0.02	1,250,000	1,250	23,750	-	-	25,000
Net loss for the year	-	-	-	(65,180)	-	(65,180)
Balance as of May 31, 2016	33,525,784	33,525	578,775	(1,517,210)	-	(904,910)

* The figure in Common Stock reflects the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

	For the Year ended May 31, 2016	For the Year ended May 31, 2015
	$	$
Cash Flows from Operating Activities
Net Loss	(65,180)	(39,650)
Adjustments made to reconcile net loss to net cash from operating activities
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	-	11,439
Increase (decrease) in accounts payable and accrued liabilities	25,130	(168,106)
Cash flows used in operating activities	(40,050)	(196,317)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from new convertible loans	39,294	176,390
Conversion of convertible loans	(215,000)	-
Proceeds from issuance of common stock	215,000	-
Proceeds from/payments toward shareholder loan	-	17,072
Cash flows provided by financing activities	39,294	193,462
Increase (decrease) in cash and cash equivalents	(756)	(2,855)
Cash and cash equivalents, beginning of period	1,156	4,011
Cash and cash equivalents, end of period	400	1,156

The accompanying notes form an integral part of these consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

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

The Company has incurred losses from inception and, during the year ended May 31, 2016, the Company utilized $40,050 (May 31, 2015 - $196,317) of cash in operations. At May 31, 2016, the Company reported a deficit of $1,517,210 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

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

MAY 31, 2016 AND 2015

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2016, cash equivalents amounted to $Nil (May 31, 2015 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs amounted to $Nil for the year ended May 31, 2016 (May 31, 2015 - $Nil), which was included as part of selling and administrative expenses.

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

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the year end May 31, 2016 (May 31, 2015 – loss of $Nil).

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

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

MAY 31, 2016 AND 2015

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Asset
Cash and cash equivalents	$400	$-	-	$400
Loan receivable	-		$7,850	$7,850
Liability
Short term loans	-		$23,025	$23,025
New convertible loan			$637,230	$637,230
Shareholder loan	-		$36,072	$36,072
Other loan			$2,550	$2,550
Convertible loan	-		$7,000	$7,000

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	May 31, 2016	May 31, 2015
	$	$
Cost of goods sold & Telecom	-	-
Audit and review	24,900	20,400
Bookkeeping and accounting *	15,112	11,612
Legal	-	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	(810)	(2,861)
Interest payable	137,548	122,469
	261,750	236,620

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of May 31, 2016 (May 31, 2014 - $23,025).

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

On December 31, 2013, the Board of Directors approved to amend an existing $636,546 in Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock. $70,000 of the Notes Payable were loaned by separate third parties and therefore reclassed. Therefore, the total balance payable on this convertible loan is restated as $566,546 as of May 31, 2016 (May 31, 2015 - $566,546).

On December 3, 2013, the Company borrowed $45,000, structured as a convertible loan, from KJV Property Group LLC to help meet cash flow needs for operations. On March 26, 2015, $20,000 of this loan was assigned to Fenwood Capital LLC. On May 5, 2015, $20,000 of this loan was elected to be converted into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015. As of May 31, 2016, there is a balance remaining of $5,000 payable on this convertible loan. Interest accrued on the $40,000 prior loaned amounts has been written off. On October 16, 2014, the Company borrowed a further $9,800 from KJV Property. On May 1, 2015, the Company entered into a Convertible Drawdown Loan Agreement with KJV Property, in consideration of a drawdown loan up to $100,000 for funds advanced over a term of two years. Interest payable on the principal amount shall accrue at a fixed rate equal to the prime interest rate plus 2%. On June 4, 2015, the Company borrowed $12,460 from the $100,000 available to be drawn down. The total balance payable on this convertible loan is $22,260 as of May 31, 2016.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from Fenwood Capital LLC to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. On August 18, 2015 a further $10,000 was borrowed as a private placement for 200,000 common shares at $0.05 per share. As of September 28, 2016, these common shares have not been issued. As of May 31, 2016, the total balance payable on this convertible loan is $28,424.

On March 26, 2015, a convertible loan for $20,000 was assigned to Fenwood Capital by another party. On May 5, 2015, Fenwood Capital elected to convert the loan into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

On November 16, 2015, the Company borrowed $15,000, structured as a convertible loan, from Haynes Gallo Wealth Management to help meet cash flow needs for operations. As of May 31, 2016, the total balance payable on this convertible loan is $15,000.

Interest expense on all the above loans of the Company has been calculated to May 31, 2016 and amounted to $15,079 for the year ended May 31, 2016 (May 31, 2015 - $15,848) and is included in selling and administrative expense. As at May 31, 2016, accrued interest of $137,548 (May 31, 2015 - $122,469) is included in accounts payable and accrued liabilities

NOTE 8. DEBT CONVERSION AGREEMENT

On March 30, 2015, the Company entered into a debt conversion agreement with the Chief Executive and Financial Officer whereby $150,000 of Accounts Payable owed by the Company to the officer was converted to 30,000,000 shares of restricted common stock in full satisfaction of the $150,000 amount owed. The restricted common stock was issued on June 22, 2015.

NOTE 9. SHAREHOLDER LOAN

A shareholder of the Company has advanced amounts to the Company as required to help meet cash flow needs for operations. The total balance payable to the shareholder as of May 31, 2016 is $36,072 (May 31, 2015 - $36,072).

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

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

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

NOTE 11. STOCK TRANSACTIONS * (cont’d)

On July 15, 2015, pursuant to the Conversion Notice dated May 8, 2015, the Company issued 1,250,000 shares of common stock to Haynes Gallo Wealth Management Ltd in the amount of $0.02 per share for a total of $25,000.

As of May 31, 2016, the Company had 33,525,784* share of common stock issued and outstanding.

* After giving retroactive effect of 1:750 reverse common stock split effective March 16, 2015

NOTE 12. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2016 and May 31, 2015:

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

NOTE 13. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at May 31, 2016, $7,850 remains receivable from UOMO (May 31, 2015 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived compensation for the final month of the term. On March 30, 2015, the Company entered into a debt conversion agreement with the officer whereby $150,000 of Accounts Payable owed by the Company to the officer for past services was converted to 30,000,000 shares of restricted common stock. Until the Company begins earning profits, the officer will accrue $2,500 per quarter to provide services. Therefore, the related service fee for the year ended May 31, 2016 amounted to $10,000 (May 31, 2015 - $6,100).

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations. As of May 31, 2016, $150,000 remains payable by the former officer.

PORTLOGIC SYSTEMS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2016 AND 2015

(Amounts expressed in US Dollars)

NOTE 14. SUBSEQUENT EVENTS

On August 9, 2016, the Company entered into a Director Service Agreement with the Company’s Principal Accounting Officer to continue to perform services as a Director. The term of this Agreement will commence on August 9, 2016 through to August 8, 2017, unless formerly terminated. Compensation payable will be as follows: $1,000.00 per month and 30,000,000 share of restricted common stock. The 30,000,000 common stock was issued on August 22, 2016.

On August 9, 2016, the Company entered into a Debt Conversion Agreement with the Company’s Principal Accounting Officer, whereby $36,072 of Accounts Payable owed by the Company to the officer was converted to 7,214,400 restricted common stock. The stock was issued on August 22, 2016.

On August 26, 2016, pursuant to the Conversion Notice dated August 12, 2016, the Company issued 60,000,000 shares of restricted common stock to Next Level Ltd in full satisfaction of a $300,000 promissory note.

On August 31, 2016, the Company entered into an Executive Appointee Agreement with the newly appointed Chief Executive Officer. The Agreement permits termination upon 2 weeks advance written notice by the officer. The Company may terminate at any time, without notice or in lieu of payment, for sufficient cause. Compensation payable will be as follows: $1,000.00 per month.

The Company evaluated all events or transactions that occurred after May 31, 2016 up through the date these financial statements were available for issuance. With the exception of the above, during this period, the Company did not have any other material recognizable subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of May 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the year ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age, positions, and offices or employments for the past five years as of May 31, 2016, of our directors and executive officers.

Name	Age	Position	Officer or Director Since
Jueane Thiessen	42	Director, President, Secretary, Treasurer	2004
Joseph Putegnat	57	Chief Executive Officer*	2012
Bruce Maschmeyer	65	Director **	2011
Donald Gilpin	67	Director ***	2011
Rafik Jallad	43	Chief Executive Officer ****	2010

*	Mr. Putegnat resigned from office and our board of directors effective February 19, 2014.
**	Mr. Maschmeyer resigned from office effective December 5, 2012, the end of the term of his Agreement.
***	Mr. Gilpin resigned from office effective November 23, 2012, the end of the term of his Agreement.
****	Mr. Jallad resigned from office effective July 31, 2011, the end of the term of his Agreement.

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

Joseph Putegnat was appointed as Chief Executive Officer and President on July 1, 2012 and served until his resignation on February 19, 2014. Mr. Putegnat is an experienced telecommunications executive and entrepreneur with more than 20 years’ extensive career in the development of wholesale carrier sales; credited with several start-up ventures in addition to his tenures at major telecommunications companies. From 2010 through 2011, Mr. Putegnat was the founder and President of XcomIP, LLC. From 2007 to 2008 he was the founder and President of XchangeTel, Inc., an international long-distance wholesale carrier focused on the use of VoIP technologies. Mr. Putegnat founded and served as President and CEO of Jupiter Telecom, Inc., an international long-distance wholesale carrier also focused on the use of VoIP technologies in the early years of integration from 2003 to 2005. Prior to founding Jupiter Telecom, from 1996 to 2000, Mr. Putegnat was founder and President of LDExchange.com, Inc., a technology-oriented long-distance wholesale carrier, which he built to more than $80 million in annual revenues with 220 carriers connected to the network. In November 1998, he negotiated the sale of LDExchange.com to Micro General, Inc. (since acquired by Fidelity National Information Systems, NYSE: FNF) for approximately $38 million. From 1993 to 1995, Mr. Putegnat was a founder of San Diego-based telecom consulting firm I-Tel, where he provided strategic consulting to two major U.S. carriers, and helped to establish a route to China that grossed revenues of approximately $17 million per month. From 1986 to 1990, Mr. Putegnat served as a national account representative for U.S. Sprint, consistently ranking as one of the top sales representatives nationwide, and was a member of the President’s Club from 1986 to 1990. Mr. Putegnat attended University of Florida in 1977 and University of Central Florida in 1979.

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

During the fiscal year ended May 31, 2016, there were no material changes to the procedures by which our stockholders can recommend nominees to our board of directors.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not have a standing audit committee, compensation committee, or nomination committee. Currently, our full board of directors performs the functions normally delegated to such committees. The board believes that at this time it is in the best interests of our Company and our stockholders for each member of the board to participate in all functions of the board as long as no conflicts are present. As of September 28, 2016, our board consists of one member and the board believes that all the directors must participate in all board activities including those normally performed by an audit committee, compensation committee, or nominating committee. However, as our board expands in the future, we will consider creating committees and delegating appropriate board functions to those committees at that time.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION

The following table presents the compensation information during the fiscal years ended May 31, 2016, May 31, 2015, May 31, 2014, May 31, 2013, and May 31, 2012 for our Principal Executive Officers. We refer to these executive officers as our “name executive officers” elsewhere in this annual report.

Summary Compensation Table

for Fiscal Years Ended May 31, 2016, 2015, 2014, 2013, and 2012

Name and Principal Position	Year ended May 31	Salary ($)	Total ($)
Joseph Putegnat, Principal Executive Officer	2014 2013	Nil 72,000	Nil 72,000
Jueane Thiessen, Principal Executive Officer (1)	2016 2015 2014 2013 2012	10,000 6,100 120,000 78,000 36,000	10,000 6,100 120,000 78,000 36,000
Rafik Jallad, Principal Executive Officer	2012 2011	4,000 20,000	4,000 20,000

(1) Jueane Thiessen served as our President from June 22, 2004 until February 1, 2007, then since November 30, 2007 until August 1, 2010. Then again from August 1, 2011 until June 30, 2012. And currently since February 19, 2014.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements with Each Named Executive Officer

Consulting Agreement with our Principal Executive Officer, Jueane Thiessen

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. New agreements have been entered into with Jueane Thiessen from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement has been continued on a month-to-month basis to May 31, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. Ms. Thiessen waived compensation for the final month of the term. Until we begin earning profits, Ms. Thiessen will accrue $2,500 per quarter to provide services until further notice.

Consulting Agreement with our prior Principal Executive Officer, Joseph Putegnat

On July 1, 2012, we entered into an Independent Contractor Agreement with Joseph Putegnat under which compensation of $12,000 per month was to be paid to perform services as our Chief Executive Officer for a period of six months. Mr. Putegnat resigned on February 19, 2014.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As of May 31, 2016, we have not issued equity awards to our named executive officers included in the Summary Compensation Table.

DIRECTOR COMPENSATION

During the fiscal year ended May 31, 2016, no compensation was paid to our directors.

During the fiscal year ended May 31, 2015, no compensation was paid to our directors.

During the fiscal year ended May 31, 2014, no compensation was paid to our directors.

During the fiscal year ended May 31, 2013, no compensation was paid to our directors.

During the fiscal year ended May 31, 2012, we paid two of our directors as follows for serving on our board of directors:

Name	Year ended May 31,	Cash Compensation ($)	Common Stock
Donald Gilpin	2012	$5,000	30,000
Bruce Maschmeyer	2012	$5,000	30,000

Prior to the above, no compensation has been paid to our directors for any of the last five fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2016, the number and percentage of our outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner	of Beneficial Owner	Class (1)

Common	Jueane Thiessen (i)(ii)	67,224,402	51.42%
	410 Ontario Street,	Direct Ownership
	Toronto, Ontario,
	Canada, M5A 2W1

Common	Management as a (iii)	67,224,402	51.42%
	group including all	Direct Ownership
	executive officers
	and directors (1 Person)

Common	Edward Hadeed (iv)	60,001,068	45.89%
	Next Level Ltd	Direct Ownership
	Runaway Bay,
	St John’s, Antigua

(1)	Based on 130,740,184 shares outstanding as of September 28, 2016 and reflects the 1:750 reverse stock split effective March 16, 2015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of May 31, 2016, we had no equity securities authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2007, we entered into an Independent Contractor Agreement with Jueane Thiessen for a term beginning May 1, 2007 and ending October 31, 2007. Pursuant to this agreement, Ms. Thiessen performed services as our Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. This agreement was renewed on October 31, 2007 under the same terms for a period of three months. On November 30, 2007, Ms. Thiessen was appointed President. On January 31, 2008, we entered into new Independent Contractor Agreements with Jueane Thiessen, our President, Secretary, Treasurer and one of our directors, for terms beginning from February 1, 2008 through to October 31, 2008. Pursuant to this agreement, Ms. Thiessen performed services as our President, Secretary, and Treasurer for a minimum of 30 hours per week and was compensated at a rate of $3,000 per month. Ms. Thiessen served as our acting President again from August 1, 2011 to June 30, 2012. On June 30, 2012, we entered into a new agreement under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 20, 2014. Ms. Thiessen waived compensation for the final month of the term. On March 30, 2015, we entered into a debt conversion agreement with Ms. Thiessen whereby $150,000 of Accounts Payable owed for past services was converted to 30,000,000 shares of restricted common stock. The restricted common stock was issued on June 22, 2015. Until we begin earning profits, Ms. Thiessen has agreed to accrue $2,500 per quarter to provide services until further notice. Ms. Thiessen has served as our acting Chief Executive Officer and President since February 19, 2014.

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

As of September 28, 2016, the following individuals each served as a director on our Board:

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

We dismissed our previous independent auditors MSCM LLP on December 30, 2010 and engaged George Stewart, CPA on December 31, 2010 as our independent auditors to report on our balance sheet as of May 31, 2011, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended. George Stewart, CPA remains as our independent auditor to report on our balance sheet as of May 31, 2016, and the related combined statements of income, stockholders' equity, and cash flows for the year then ended.

We do not expect our auditors to attend our annual meeting of stockholders but they will have an opportunity to make a statement by telephone if they wish to do so.

AUDIT FEES

2015:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for the fiscal year ended May 31, 2015 totaled $20,745.

2016:

The aggregate fees billed by our current auditors, George Stewart, CPA, for professional services rendered for the audit of our annual financial statements for fiscal year ended May 31, 2016 have not been billed as of September 28, 2016 but we estimate that they will be approximately $8,000. The fees charged by our current auditors to review our interim financial statements for the first, second and third quarters of 2016 were $12,900. Therefore, we estimate the aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements and review of financial statements included in the Form 10-Qs for the fiscal year ended May 31, 2016 will total $20,900.

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors’ pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended May 31, 2016, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

●	Report of Independent Registered Certified Public Accounting Firm
●	Consolidated Balance Sheets as of May 31, 2016 and 2015
●	Consolidated Statements of Operations for the years ended May 31, 2016 and 2015
●	Consolidated Statements of Changes in Stockholders’ Deficiency from June 22, 2004 (inception) to May 31, 2016
●	Consolidated Statements of Cash Flows for the years ended May 31, 2016 and 2015
●	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit
No.	Identification of Exhibit

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of George Stewart, CPA relating to the audit of the consolidated financial statements for the years ended May 31, 2016 and 2015 (filed herewith).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTLOGIC SYSTEMS INC.
(Registrant)

Dated:	September 28, 2016	By	/s/ Michael De Valera
Chief Executive Officer

		By	/s/ Jueane Thiessen
President, Principal Accounting Officer & Treasurer