Form 10-Q
period 2016-08-31
Portlogic Systems Inc.
filed 2016-11-01
CIK 1413990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

or

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

As of October 31, 2016, the registrant had 130,740,184 shares of common stock, par value $0.001, outstanding.

PORTLOGIC SYSTEMS INC.

FORM 10-Q

For the three months ended August 31, 2016

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

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 (UNAUDITED)

FORMING A PART OF QUARTERLY REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

PORTLOGIC SYSTEMS INC.

Page #

Unaudited Interim Consolidated Balance Sheets as of August 31, 2016 and May 31, 2016	2

Unaudited Interim Consolidated Statements of Operations for the Three Months Ended August 31, 2016 and 2015	3

Unaudited Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2016 and 2015	4

Notes to Unaudited Interim Consolidated Financial Statements	5-14

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2016 AND MAY 31, 2016

(Amounts expressed in US Dollars)

	August 31, 2016	May 31, 2016
ASSETS	$	$
Current
Cash and cash equivalents	16,975	400
Loan receivable, net of allowance for doubtful accounts of $0 at August 31, 2016 and May 31, 2016	7,850	7,850
Accounts receivable	-	-
Prepaid expenses and deposits	6,255	6,255
	31,080	14,505
Other assets	48,212	48,212

TOTAL ASSETS	79,292	62,717

LIABILITIES
Current
Accounts payable and accrued liabilities	254,001	261,750
Short term loans	23,025	23,025
New convertible loans	374,230	637,230
Shareholder loan	-	36,072
Other loan	2,550	2,550
Convertible loan	7,000	7,000
	660,806	967,627

STOCKHOLDERS’ DEFICIENCY
Capital stock
Preference stock; $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding at August 31, 2016 and May 31, 2016	-	-
Common stock; $0.001 par value; 225,000,000 shares authorized; 130,740,184* issued and outstanding at August 31, 2016 and 33,525,784* issued and outstanding at May 31, 2016	130,740	33,525
Additional paid in capital	847,633	578,775
Unamortized stock-based compensation for stockholders	(27,500)	-
Accumulated deficit	(1,532,387)	(1,517,210)
	(581,514)	(904,910)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	79,292	62,717

* Common stock figures reflect the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

(Amounts expressed in US Dollars)

	For the three months	For the three months
	ended	ended
	August 31, 2016	August 31, 2015
	$	$
Gross margin
Revenue	-	-
Cost of goods sold	-	-
	-	-

Expenses
Selling and administrative	15,177	21,972
Depreciation	-	-
	15,177	21,972

Net loss for the period	(15,177)	(21,972)

Net loss per share for the period
Basic	(0.00041)	(0.00347)
Fully diluted	(0.00041)	(0.00347)

Weighted average number of shares outstanding
Basic	*36,606,515	*6,333,318
Fully diluted	*36,763,775	*6,333,318

* Reflects the 1:750 reverse common stock split effective March 16, 2015 on a retroactive basis.

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

(Amounts expressed in US Dollars)

	For the three months ended August 31, 2016	For the three months ended August 31, 2015
	$	$
Cash Flows from Operating Activities
Net (Loss)/ Profit	(15,177)	(21,972)
Adjustments made to reconcile net loss to net cash from operating activities
Changes in operating assets and liabilities
Decrease (increase) in accounts and other receivables	-	11,439
Increase (decrease) in accounts payable and accrued liabilities	(7,749)	8,430
Cash flows used in operating activities	(22,926)	(2,103)

Cash Flows from Investing Activities
Purchase of equipment	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from new convertible loans	-	22,460
Conversion of convertible loans	(263,000)	(215,000)
Conversion of shareholder loan	(36,072)
Proceeds from issuance of common stock	338,573	203,561
Cash flows provided by financing activities	39,501	11,021
Increase (decrease) in cash and cash equivalents	16,575	8,918
Cash and cash equivalents, beginning of period	400	1,156
Cash and cash equivalents, end of period	16,975	10,074

The accompanying notes form an integral part of these unaudited interim consolidated financial statements.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Portlogic Systems Inc. (“Portlogic”) was incorporated under the laws of the State of Nevada on June 22, 2004. On June 5, 2008, Portlogic filed a Form S-1 Registration Statement under the United States Securities Act of 1933. It became effective June 24, 2008.

Portlogic is a Toronto, Canada based technology company with enterprise mobile marketing applications solutions, kiosk hardware and software products which fall into six principal product families: m2Meet, m2Bank, m2Market, m2Ticket, m2Kiosk, and m2Workflow. Prior to January 2010. Portlogic created and licensed online interactive community portal software systems and developed a series of web-based community portal products.

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

The unaudited interim consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2016.

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

The Company has incurred losses from inception and, during the three month period ended August 31, 2016, the Company utilized $22,926 (August 31, 2015 - $2,103) of cash in operations. At August 31, 2016, the Company reported a deficit of $1,532,387 and continues to expend cash in amounts that exceed revenues. These conditions cast substantial doubt on the ability of the Company to continue as a going concern and meet its obligations as they come due. Management is considering various alternatives and is pursuing raising additional capital resources. Nevertheless, there can be no assurance that these initiatives if undertaken will be successful.

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

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

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of August 31, 2016 and the results of operations, and cash flows presented herein have been included in the unaudited interim consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Cash and Cash Equivalents

Cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2016, cash equivalents amounted to $Nil (May 31, 2016 - $Nil).

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows that are expected to result from the use of the asset and its eventual disposition.

Advertising Costs

Advertising costs are expensed as incurred and included as part of selling and administrative expenses. Advertising costs amounted to $Nil for the three month period ended August 31, 2016 (August 31, 2015 - $Nil).

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

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation

The Company maintains its accounting records in US dollars, which is its functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the three month period ended August 31, 2016 (August 31, 2015 - $Nil).

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

Comprehensive Income

The Company has adopted ASC 220, "Comprehensive Income," which establishes standards for reporting and the display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, the standard requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income would be displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity (deficiency). The Company had no other comprehensive income (loss) for the three month periods ended August 31, 2016 and August 31, 2015. As such, net loss is equivalent to total comprehensive loss.

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

AUGUST 31, 2016

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 4. FAIR VALUE MEASUREMENTS (cont’d)

Fair Value Measurements Using	Assets/Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Asset
Cash and cash equivalents	$16,975	$-	-	$16,975
Loan receivable	-	-	$7,850	$7,850
Liability
Short term loans	-	-	$23,025	$23,025
New convertible loans	-	-	$374,230	$374,230
Other loan	-	-	$2,550	$2,550
Convertible loan	-	-	$7,000	$7,000

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	August 31, 2016	May 31, 2016
	$	$
Audit and review	21,000	24,900
Bookkeeping and accounting	9,112	15,112
Directors fees	1,000	-
Consulting	37,000	37,000
IT	48,000	48,000
Other	(4,036)	(810)
Interest payable	141,925	137,548
	254,001	261,750

NOTE 6. SHORT TERM LOANS

In the year ended May 31, 2014, the Company received short-term loans from two separate parties to help meet cash flow needs for operations. These are short term loans that the Company has already started repaying in installments. The aggregate balance payable on these short term loans is $23,025 as of August 31, 2016 (May 31, 2016 - $23,025).

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

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 7. ASSIGNMENT AND NEW CONVERTIBLE LOANS (cont’d)

On December 31, 2013, the Board of Directors approved to amend an existing $636,546 in Notes Payable and New Loan to provide for conversion and assignment of outstanding amounts due and owing into shares of the Company’s common stock. $70,000 of the Notes Payable were loaned by separate third parties and therefore reclassed. On August 12, 2016, the Company entered into a debt conversion agreement whereby $300,000 was elected to be converted into 60,000,000 share of common stock at the conversion rate of $0.005. The common stock was issued on August 26, 2016. Therefore, the total balance payable on this convertible loan is restated as $266,546 as of August 31, 2016 (May 31, 2016 - $566,546).

On December 3, 2013, the Company borrowed $45,000, structured as a convertible loan, from KJV Property Group LLC to help meet cash flow needs for operations. On March 26, 2015, $20,000 of this loan was assigned to Fenwood Capital LLC. On May 5, 2015, $20,000 of this loan was elected to be converted into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015. As of May 31, 2016, there is a balance remaining of $5,000 payable on this convertible loan. Interest accrued on the $40,000 prior loaned amounts has been written off. On October 16, 2014, the Company borrowed a further $9,800 from KJV Property. On May 1, 2015, the Company entered into a Convertible Drawdown Loan Agreement with KJV Property, in consideration of a drawdown loan up to $100,000 for funds advanced over a term of two years. Interest payable on the principal amount shall accrue at a fixed rate equal to the prime interest rate plus 2%. On June 4, 2015, the Company borrowed $12,460 from the $100,000 available to be drawn down. The total balance payable on this convertible loan is $22,260 as of August 31, 2016 (May 31, 2016 - $22,260).

On September 4, 2014, the Company borrowed $12,390, structured as a convertible loan, from Fenwood Capital LLC to help meet cash flow needs for operations. On November 20, 2014, a further $4,200 was borrowed. On August 18, 2015 a further $10,000 was borrowed as a private placement for 200,000 common shares at $0.05 per share. In April 2016, a further $1,834 was borrowed. As of August 31, 2016, the 200,000 common shares have not been issued. During the three month period ended August 31, 2016, a further $37,000 was borrowed to help meet cash flow needs for operations. As of August 31, 2016, the total balance payable on this convertible loan is $65,424 (May 31, 2016 - $28,424).

On March 26, 2015, a convertible loan for $20,000 was assigned to Fenwood Capital by another party. On May 5, 2015, Fenwood Capital elected to convert the loan into 1,000,000 shares of common stock at the conversion rate of $0.02 per share. The common stock was issued on July 15, 2015.

On November 16, 2015, the Company borrowed $15,000, structured as a convertible loan, from Haynes Gallo Wealth Management to help meet cash flow needs for operations. As of August 31, 2016, the total balance payable on this convertible loan is $15,000 (May 31, 2016 - $15,000).

Interest expense on all the above loans of the Company has been calculated to August 31, 2016 and amounted to $4,377 for the three months ended August 31, 2016 (August 31, 2015 - $4,758) and is included in selling and administrative expense. As at August 31, 2016, accrued interest of $141,925 (May 31, 2016 - $137,548) is included in accounts payable and accrued liabilities.

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

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 9. SHAREHOLDER LOAN

A shareholder of the Company advanced amounts to the Company as required to help meet cash flow needs for operations. The Company entered into a debt conversion agreement with the shareholder on August 9, 2016 whereby the total balance payable was converted to 7,214,400 shares of restricted common stock in full satisfaction of the loan. The restricted common stock was issued on August 22, 2016. Therefore, the total balance payable to the shareholder as of August 31, 2016 is $Nil (May 31, 2016 - $36,072).

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

NOTE 11. STOCK TRANSACTIONS*

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

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 11. STOCK TRANSACTIONS* (cont’d)

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

On August 22, 2016, the Company issued a total of 30,000,000 shares of restricted common stock to a director in return for services in the amount of $0.001 per share for a total of $30,000.

On August 22, 2016, pursuant to the Debt Conversion Agreement dated August 9, 2016, the Company issued 7,214,400 shares of restricted common stock to a shareholder of the Company in full satisfaction of $36,072 loan owed to the shareholder.

On August 26, 2016, pursuant to the Conversion Notice dated August 12, 2016, the Company issued 60,000,000 shares of restricted common stock to Next Level Ltd in full satisfaction of a $300,000 promissory note.

As of August 31, 2016, the Company had 130,740,184* share of common stock issued and outstanding.

*	After giving retroactive effect of 1:750 reverse common stock split effective March 16, 2015

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 12. UNAMORTIZED STOCK-BASED COMPENSATION FOR STOCKHOLDERS

On August 22, 2016, the Company issued 30,000,000 shares of its restricted common stock to a director of the Company in return for services.  The stock-based compensation issued has been in the amount of $0.001 per share for a total of $30,000. The amount of this compensation is being amortized over twelve months starting August 9, 2016. The unamortized portion of this is $27,500 as at August 31, 2016. $2,500 has been expensed as directors’ fees.

The total unamortized portion of stock-based compensation for stockholders is $27,500 as at August 31, 2016 (May 31, 2016 - $Nil).

NOTE 13. STOCKHOLDERS’ DEFICIENCY

The stockholders' deficiency section of the Company contains the following classes of capital stock as of August 31, 2016:

Preferred stock: $0.001 par value: 1,000,000 shares authorized and 0 shares issued and outstanding. Common stock, $0.001 par value; 225,000,000 shares authorized and 130,740,184* shares issued and outstanding.

The stockholders' deficiency section of the Company contains the following classes of capital stock as of May 31, 2016:

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

NOTE 14. COMMITMENTS AND RELATED PARTY TRANSACTIONS

a)	On June 25, 2008, the Company advanced $9,807 to UOMO Media Inc. (“UOMO”). The director of the Company is also a director of UOMO. This advance was paid back to the Company on February 19, 2010. In April and May 2010, the Company advanced a total amount of $13,500 as a temporary loan again. In June 2010, a further $1,600 was advanced totaling the temporary loan to $15,100. In August 2011, a payment of $1,624 was applied against this loan. On September 11, 2011, a payment of $490 was applied against this loan. In December 2011, payments of $4,043 were further applied against this loan. On October 1, 2012, $1,094 was repaid. As at August 31, 2016, $7,850 remains receivable from UOMO (May 31, 2016 – $7,850).

b)	On May 1, 2007, an independent contractor agreement was entered into under which compensation of $3,000 per month was to be paid to perform services as an officer to October 31, 2007. New agreements have been entered into with this contractor from November 1, 2007 to October 31, 2008 at $3,000 per month. The agreement was continued on a month-to-month basis. On June 30, 2012, the Company entered into a new agreement with the independent contractor under which compensation of $3,000 per month would be paid from July 1, 2012 to November 30, 2012. Then compensation of $10,000 per month would be paid from December 1, 2012 through to June 30, 2014. The officer has waived compensation for the final month of the term. On March 30, 2015, the Company entered into a debt conversion agreement with the officer whereby $150,000 of Accounts Payable owed by the Company to the officer for past services was converted to 30,000,000 shares of restricted common stock. Until another formal agreement was entered into, the officer agreed to accrue $2,500 per quarter to provide services. On August 9, 2016, a director service agreement was entered into under which compensation of 30,000,000 restricted common stock and $1,000 per month was to be paid to continue performing services as a director to August 8, 2017. The stock based compensation will be amortized over the twelve months, therefore, the related service fee for the three months ended August 31, 2016 amounted to $3,500 (August 31, 2015 - $2,500).

PORTLOGIC SYSTEMS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016

(Amounts expressed in US Dollars)

NOTE 14. COMMITMENTS AND RELATED PARTY TRANSACTIONS (cont’d)

c)	On March 10, 2014, a former officer issued a promissory note to the Company, in consideration of a loan of $150,000 for funds advanced, over a term of two years. Proceeds from any repayment of the promissory note will be credited against start-up costs of our telecommunications operations. As of August 31, 2016, $150,000 remains payable by the former officer.

d)	On August 31, 2016, an executive appointee agreement was entered into under which compensation of $1,000 per month was to be paid to perform services as an officer.

NOTE 15. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2016 up through the date these financial statements were available for issuance. During this period, the Company did not have any other material recognizable subsequent events.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following management discussion and analysis compares our results of operations for the three months ended August 31, 2016 to the same period in 2015. This management discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended August 31, 2016.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The unaudited interim consolidated financial statements should be read in conjunction with the Form 10-K for the year ended May 31, 2016.

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

CASH AND CASH EQUIVALENTS

Our cash equivalents comprise highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2016, cash equivalents amounted to $Nil (May 31, 2016 - $Nil).

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

FOREIGN CURRENCY TRANSLATION

We maintain our accounting records in US dollars, which is our functional and reporting currency. At the transaction date, each asset, liability, revenue and expense denominated in a foreign currency is translated into the functional currency by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities denominated in a foreign currency are translated into the functional currency by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations. Foreign exchange loss amounted to $Nil for the three month period ended August 31, 2016 (August 31, 2015 - $Nil).

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

REVENUE

For the three months ended August 31, 2016, we recognized $Nil in revenue. For the three months ended August 31, 2015, we recognized $Nil in revenue. We have not yet begun to generate revenues from our mobile marketing offerings or our high definition video server platform.

COST OF GOODS SOLD

We incurred $Nil in cost of goods sold for the three months ended August 31, 2016. We incurred $Nil in cost of goods sold for the three months ended August 31, 2015.

EXPENSES

During the three months ended August 31, 2016, we incurred total expenses of $15,177 comprised of selling and administrative expense. During the three months ended August 31, 2015, we incurred total expenses of $21,972 comprised of selling and administrative expense. Higher expenses for the three month period ended August 31, 2015 were a result of legal fees of $9,186 vs. $Nil in the three month period ended August 31, 2016 due to the costs associated with the 1:750 reverse common stock split that had not been accrued. This was partly offset by directors’ fees in the current three month period ended August 31, 2016 of $3,500.

NET INCOME/LOSS

During the three months ended August 31, 2016, we incurred a net loss of $15,177 compared with net loss of $21,972 for the three months ended August 31, 2015 directly attributable to selling and administrative expense.

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

As of August 31, 2016, we had cash and cash equivalents of $16,975. We had total current assets of $31,080.

We anticipate that we will require $750,000 in total, over the next nine months, to adequately fund the growth of our operations. We need to be assured that we have strong presentation support, an organized implementation strategy and ongoing technical support. As we sign more clients and technology partners with proven large scale application experience, we will begin to hire project managers and begin marketing our solutions to even more targeted potential clients.

Any additional cash revenues that we generate from our operations will ease the burden on our cash and enable us to finance operations beyond the next nine months. If we generate no cash revenues other than the $16,975 that we had available as of August 31, 2016, we will need to raise additional funds during the next nine months. Potential sources of such working capital could include senior debt facilities, new lines of credit, bank financings or additional sales of our securities. If we raise funds through the sale of our securities, the common stock currently outstanding would be diluted. There is a risk that such additional financing may not be available, or may not be available on acceptable terms, and the inability to obtain additional financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for capital equipment, production, or marketing of our products, or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our unaudited interim consolidated financial statements have been prepared on a continuing operation basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As of August 31, 2016, our total assets were $79,292, our total liabilities were $660,806 and stockholders’ deficiency was $581,514.

SUBSEQUENT EVENTS

We have evaluated all events or transactions that occurred after August 31, 2016 up through the date these financial statements were available for issuance. During this period, we did not have any other material recognizable subsequent events.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of August 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our Company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management could not conclude that its internal control over financial reporting was effective as of August 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We have limited cash which we anticipate will be insufficient to fund our plan of operations for the forthcoming next nine months ending May 31, 2017 and if we are unable to raise additional capital, our business may fail and stockholders may lose their entire investment.

We have limited capital reserves to finance expansion or to protect us from a downturn in business. We currently do not have sufficient cash to fund operations for the forthcoming next nine months ending May 31, 2017. We will need to continue to raise additional funds to fully fund our operations for the next nine month period beginning September 1, 2016. Additional financing may come in the form of an offering of common shares, borrowing from a bank or one of our directors, or from revenues generated by our current or new business. If additional shares are issued to raise capital, our existing stockholders will suffer a dilution of their stock ownership and the value of our outstanding shares may fall. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. We have no commitments for additional financing and there can be no assurance that additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to change our planned business strategies. If we are unable to obtain adequate financing, we may not be able to successfully develop and market our products and services. As a result, we would need to curtail business operations which would have a material negative effect on operating results, the value of our outstanding stock is likely to fall, and our business may fail causing our stockholders to lose their entire investment.

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

During the first quarter of our fiscal year ended May 31, 2017, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

Portlogic Systems Inc.
(Registrant)

Dated: October 31, 2016	By	/s/ Michael E. De Valera
Chief Executive Officer

	By	/s/ Jueane Thiessen
President, Principal Accounting Officer and Treasurer